Form 10QSB
period 1995-09-30
SUPERMAIL INTERNATIONAL INC
filed 1995-11-14
CIK 832508

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the Quarterly Period Ended September 30, 1995 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ________________________ to _______________________

Commission File Number 0-16894
                  SUPERMAIL INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

          Utah                                      87-0423053
(State of Incorporation)                 (IRS Employer Identification No.)

 2201 Park Towne Circle, Suite 200, Sacramento, California 95825
             (address of principal executive offices)

Issuer's telephone number, including area code:         (916) 483-1131

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Check mark the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]    No [  ]

     The total number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995, was 9,782,177 of a single class of $.06 par value per share common stock.

Documents Incorporated by reference:
1. Portions of the Report on Form 10-KSB(SEC File No. 0-16894) dated December 31, 1994, are incorporated by reference in Part I.

Transitional Small Business Disclosure Format (check one):
                        Yes [  ]    No [X]
                         Supermail International, Inc.

                               Table of Contents


                                                                    Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          September 30, 1995                                        3 - 4

          Condensed Consolidated Statements of Income
          Three and Nine Months Ended September 30, 1995 and 1994       5

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1995 and 1994                 6

          Notes to Condensed Consolidated Financial Statements      7 - 8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9 - 12

PART II.  OTHER INFORMATION                                            13

SIGNATURES                                                             14

                SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                              September 30, 1995

ASSETS

Current assets:
    Cash and equivalents                                $2,286,079
    Trade accounts receivables, less allowance
        for doubtful accounts of $187,808                  363,780
    Officer receivables                                     25,805
    Notes receivable                                       323,999
    Prepaid expenses                                       222,771
    Other current assets                                   196,040
                                                         ---------
Total current assets                                     3,418,474
                                                         ---------

Property and equipment, net                              1,053,144

Intangible assets:

    Covenants not to compete, net                          116,720
    Goodwill, net                                          319,147
    Other intangibles, net                                 248,673
                                                         ---------
Total intangible assets                                    684,540
                                                         ---------

Other                                                       84,757
                                                        ----------
                                                        $5,240,915
                                                        ==========

See accompanying notes to condensed consolidated financial statements.

                SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES

                              September 30, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Advances from officer                                 $162,207
    Advances - other                                       200,000
    Current maturities of capitalized leases                10,866
    Accounts payable                                       128,328
    Accrued liabilities:
        Accrued payroll, payroll taxes, and benefits        79,278
        Accrued money order and money transfer drafts
           payable                                       1,711,141
        Other                                              187,816
    Income taxes payable                                    36,845
                                                         ---------

                Total current liabilities                2,516,481


Capitalized lease payable, net of current maturities        25,111
Deferred income                                            152,625
                                                         ---------
Total liabilities                                        2,694,217


Stockholders' equity:
    Common stock - par value $.06 per share; authorized
        15,000,000, issued and outstanding 9,782,177       586,930
    Additional paid in capital                          21,359,720
    Accumulated deficit                                (14,075,926)
                                                      ------------
                                                         7,870,724

Less receivables from officers, directors and
    others related to issuance of common stock          (5,324,026)
                                                        ----------
                Total stockholders' equity               2,546,698
                                                        ----------

                                                        $5,240,915
                                                        ==========

See accompanying notes to condensed consolidated financial statements.

                SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,

                                   1995        1994        1995        1994
                                   ----        ----        ----        ----
Sales and commissions           $1,060,536  $1,154,375  $3,460,634  $3,407,067
Operating expenses               1,324,049   1,139,120   3,930,014   3,290,421
                                ----------  ----------  ----------  ----------
    Operating (loss) profit       (263,513)     15,255    (469,380)    116,646

Other income (expenses):
    Interest income                    742       1,676       2,511     103,284
    Interest expense                (8,000)        -       (11,605)        -
    Other income (expense), net    (52,700)    (27,635)   (112,215)    (32,263)
    Gain on sale of marketable
         securities                    -       937,500         -     1,174,999
                                   -------     -------    --------   ---------
                                   (59,958)    911,541    (121,309)  1,246,020

        (Loss) income before
            income taxes          (323,471)    926,796    (590,689)  1,362,666

Income taxes                          (300)        -        (2,700)     (3,415)
                                  --------     -------    --------   ---------

          Net income             ($323,771)   $926,796   ($593,389) $1,359,251
                                  ========    ========    ========  ==========

Net (loss) income per
    common share:                   ($0.03)      $0.10      ($0.06)      $0.17
                                  ========    ========    ========  ==========

Average shares and dilutive
    equivalents outstanding,
    if applicable                9,782,177   9,705,339   9,782,177   7,814,945
                                 =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

                SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Nine-Month Period Ended September 30
               Increase (Decrease) in Cash and Cash Equivalents

                                                      1995             1994
                                                      ----             ----

Cash flows from operating activities:
     Net cash flows used in operating activities    ($427,102)      ($633,876)
                                                     --------        --------

Cash flows from investing activities:
    Capital expenditures                              (62,207)       (671,927)
    Proceeds from disposal of assets                   15,000             -
    Advances made to related parties                      -           (22,375)
    Redemption of time deposit                         10,000             -
    Long-term deposits (acquired) disposed              4,794           4,174
                                                       ------         -------
        Net cash used in investing activities         (32,413)       (690,128)

Cash flows from financing activities:
    Proceeds from sale of common stock, net               -           932,461
    Proceeds from the collection of notes receivable      -           851,973
    Proceeds from other advances and issuance of debt  200,000        122,315
    Advances from officers & employees                 304,600            -
    Principal payments on long-term debt                   -          (47,050)
    Payments on advances from officers & employees    (142,393)           -
    Payments on capital leases                          (7,322)           -
                                                       -------      ---------
        Net cash provided by financing activities      354,885      1,859,699
                                                       -------      ---------
Net (decrease) increase in cash and cash equivalents ($104,630)      $535,695
                                                      ========       ========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the nine-month period ended September 30, for:
   Interest                                            $11,605       $    -
                                                        ======        =======
   Income taxes                                        $   300       $    -
                                                        ======        =======

See accompanying notes to condensed consolidated financial statements.

                SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, which is incorporated herein by reference.

Loss per share is computed using the weighted average number of shares outstanding, including common stock equivalents (stock options outstanding during the period), except where the inclusions of these common stock equivalents are anti-dilutive. In 1995 common stock equivalents have not been used in computing the weighted average number of shares because they are anti-dilutive. Fully diluted (loss)earnings per share does not differ materially from primary earnings per share.

(2)  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1995, consists of the following:

     Equipment                                         $1,042,124
     Vehicles                                              13,427
     Leasehold improvements                               973,553
                                                        ---------
                                                        2,029,104
     Accumulated depreciation                             975,960
                                                        ---------
                                                       $1,053,144
                                                       ==========

          SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)  INTANGIBLE ASSETS

Intangible assets at September 30, 1995, consists of the following:

     Covenants not to compete                            $683,063
     less accumulated amortization                        566,343
                                                         --------
                                                         $116,720
                                                         ========

     Goodwill                                            $487,487
     Less accumulated amortization                        168,340
                                                         --------
                                                         $319,147
                                                         ========

     Other intangibles                                   $309,069
     Less accumulated amortization                         60,396
                                                         --------
                                                         $248,673
                                                         ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased $104,630 to $2,390,709 for the nine-month period ended September 30, 1995 as compared to 1994. Cash flow used in operating and investing activities totaled $427,102 and $32,413, respectively. Cash flow provided by financing activities totaled $354,885.

During the second and third quarters, the Company closed six marginal or unprofitable locations which have had a material effect on operating results since 1994. In addition, four of the five service centers opened on the Navajo Nation have reported losses from operations in 1994. Based on 1994 operating results, eliminating these service centers would improve operating profits and cash flows on an annual basis in excess of $160,000 (after annualizing losses at the Navajo Nation centers). The primary reason for the losses on the Navajo Nation is the slow growth in check cashing revenues, which is attributable to a retail grocery chain on the reservation cashing checks free next door to the Company's service centers. The Company has presented several business options to this grocery chain and has asked that this issue be resolved no later than November 30, 1995. If a profitable solution cannot be reached, they will be closed. Also contributing to the lower operating results is an adjustment made to the Company's money transfer guarantee for a location in San Francisco. This adjustment reduced the Company's guaranteed commissions by $8,000 per month or $72,000 for the nine-month period ended September 30, 1995. Money transfer commissions have increased significantly in spite of this adjustment.

After experiencing reoccurring losses, the liquidity position of the Company has declined significantly. This situation has resulted in a decline in the check cashing revenue growth experienced during the first and second quarters of 1995. To help mitigate this concern, management has obtained approval from American Express to close certain stores guaranteed under the Company's national contract as well as other marginal stores. These closures should improve the Company's cash flow over the remainder of the year. In addition, the Company has been able to borrow money on the first of each month to help meet check cashing demands and is currently working to obtain debt or equity financing. The proceeds from the financing, if received, would be used to meet working capital needs and expand operations by opening new service centers and financing acquisitions.

Management will continue to review the business operations to determine areas to enhance operating results. The Company has various notes receivable totaling $2,200,000 that matured or mature during the third and fourth quarter of 1995 and is currently working with the makers of these notes to collect them.

Cash used in operating activities:

Cash was used in operating activities of $427,102 compared to cash used of $633,876 for the same period during 1994.

Cash of $271,916 was used in connection with the Company's net loss of $593,389 for the nine-month period ended September 30, 1995. The cash used can be calculated by adding $321,473 back to the Company's loss of $593,391, the net amount of non-cash items. The non-cash items include: depreciation and amortization of $266,740; $146,308 allowance for bad debt; and $91,575 of deferred income recognized during 1995, related to amortization of a signing bonus.

Increases in accounts receivable of $135,488 and other current assets of $131,402 also used cash for the nine-month period ended September 30, 1995.

These uses of cash were offset by cash provided by an increase in the amount due the money transfer supplier of approximately $239,244.

Cash used in investing activities:

Net cash of $32,413 was used in investing activities for the nine-month period ended September 30, 1995 compared to cash used of $690,128 for the same period during 1994. Capital expenditures, which accounted for most of this change, included new and replacement equipment and start-up cost related to the development of new markets.

Cash provided by financing activities:

Net cash of $354,885 was provided by financing activities for the six-month period ended September 30, 1995 compared to cash provided of $1,859,699 for the same period during 1994. During 1995, the Company received advances of $504,600 and made repayments of $142,393 to an officer, employee and outside party. In addition, cash of $7,322 was used to make payments on capital leases.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Revenues:

Revenues increased $53,567 or 1.6% for the nine-month period ended September 30, 1995 compared to the same period for 1994. This increase was primarily the result of an increase in money transfer revenues of $161,763 which was offset by a $60,151 decrease in electronic mail and an approximate $60,000 lotto bonus received in 1994.

Most of the Company's locations showed an increase in money transfer commissions during 1995 over the same period during 1994. This increase occurred even though there was a reduction of $72,000 during this period to the Company's guaranteed commission as previously discussed and an approximate $13,000 decrease in money transfer commissions from six locations closed during the second and third quarters of 1995 and one store closed at the end of 1994. The growth in money transfer commission can be attributed to a superior product into Mexico and a series of promotions by the Company's money transfer provider. In addition, the two Mega-stores opened in 1994 accounted for approximately $127,000 of the increase in money transfer commissions.

The decrease in electronic mail was the result of major customers bringing these services in-house rather than going to an outside provider.

Operating expenses:

Total operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses increased $639,592 or 19.4% for the nine-month period ended September 30, 1995, compared to the same period for 1994.

General and administrative expenses increased $607,793 or 19.1% for the nine-month period ended September 30, 1995. The Company has experienced increases in most expense categories as a result of opening six service centers during the second quarter of 1994 and increased operating activity. The impact of closing the six locations in 1995 has had a minimal impact on expenses through the third quarter as most of the employees were transferred to other locations and rent and utility expenses were still being incurred until the premises were vacated. In addition, rent at three locations closed is still being incurred as the leases are still in force and the premises have not been subleased. Of the $607,793 increase, payroll, insurance, depreciation and rent of $112,984, $69,299, $53,389 and $52,580, respectively, represented the most significant increases.

Payroll expense increased as a result of hiring service center employees for the six service centers opened during the second quarter of 1994. In addition, the Company hired or promoted employees to the district manager level and added corporate staff to oversee the expanded operations in California, Arizona and New Mexico. These increases were offset by payroll reductions at most of the other service centers.

Increases in insurance, depreciation, and rent expenses relate to the operations and build out of the six service centers added in the second quarter of 1994.
In addition, insurance for 10 locations was added in 1995 and made up the majority of the insurance increase.

Other income (expenses):

Net other income decreased $1,367,331 to a net expense of $121,311 for the nine months ended September 30, 1995. This decrease was primarily the result of recognizing a net gain on sale of securities of $1,174,999 and recording interest income of $103,284 in 1994 which were subsequently reversed during the fourth quarter. In addition, the Company incurred approximately $108,000 in non-operating legal expense and recognized a loss of $9,279 on the sale of two marginal service centers during 1995. The legal expense relates to a case between the State of Arizona and a business that the Company had dealings with in a prior year. While the Company is not named in this action, it has incurred legal expense associated with obtaining legal counsel to represent officers, directors and employees in the investigation for this case.

Third Quarter Ended September 30, 1995 Compared to Third Quarter Ended September 30, 1994

Revenues:

Revenues decreased $93,839 or 8.1% for the third quarter ended September 30, 1995 compared to the same period for 1994. This decrease was primarily the result of decreases in check cashing and electronic mail revenues of $76,532 and $21,854, respectively. These decreases were offset by a $38,826 increase in money transfer revenues.

The decrease in check cashing revenues is the result of a $58,000 decrease in revenues from the six locations closed in 1995 offset by a $42,000 increase in revenues at one Mega-store. In addition, three locations have experienced a combined decrease in revenues of $49,000. The decrease at these locations is the result of personnel changes, dropping a major corporate account and declines at a location on the Navajo reservation. In addition, check cashing revenues were lower than expected due to the decline in the Company's cash position which inhibited its ability to cash checks. The reasons for changes in electronic mail and money transfer revenues are the same as previously discussed.

Operating expenses:

Total operating expenses increased $184,929 or 16.2% for the third quarter ended September 30, 1995, compared to the same period for 1994.

General and administrative expenses increased $161,966 or 14.7% for the third quarter ended September 30, 1995. This increase was partly the result of an increase in insurance of $47,564. The increase in insurance was the result of adding 10 locations to the policy which was charged to operations in the third quarter. In addition, expenses totaling approximately $125,000 incurred in 1994 were capitalized as Regulation S expenses during the third quarter of 1994. These capitalized costs along with the increase in insurance, make up the majority of the increase in general and administrative expenses.

Other income (expenses):

Net other income decreased $971,501 to a net expense of $59,960 for the third quarter ended September 30, 1995. This decrease is described under the nine-month results.

Economy:

Management believes that the current economic conditions have not had a significant impact on continuing operations nor will they have a significant effect on future operations.

Inflation:

Management believes that inflation has not had a significant effect on continuing operations nor will it have a significant effect on future operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Items 4.  Submission of Matters to a Vote of Security Holders.
          None

Items 5.  Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
     (a)  The following are filed as exhibits to the quarterly report.
          The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.
           2)  None
           4)  None
          11) Computation of earnings per share. See Note 1 of Part I, Item 1, Financial Statements filed with this Form 10-Q at page 6.
          15)  None
          16)  None
          18)  None
          19)  None
          20)  None
          23)  None
          24)  None
          25)  None
          28)  None
     (b)  None

                            SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supermail International, Inc.
(Registrant)


By   /s/ K. Lee                                   Date    November 13, 1995
     K.Lee
     Chief Accounting Officer