Form 10QSB
period 1996-03-31
SUPERMAIL INTERNATIONAL INC
filed 1996-05-16
CIK 832508

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 31, 1996
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

Commission File Number 0-16894

                  SUPERMAIL INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

               Utah                                87-0423053
      (State of Incorporation)         (IRS Employer Identification No.)

    2201 Park Towne Circle, Suite 200, Sacramento, California 95825
               (address of principal executive offices)

Issuer's telephone number, including area code  (916) 483-1131

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

                            Yes [X]    No [  ]

     The total number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1996, was 7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by reference:
1. Portions of the Report on Form 10-KSB(SEC File No. 0-16894) dated December 31, 1995, are incorporated by reference in Part I.

Transitional Small Business Disclosure Format (check one):

                        Yes [  ]    No [X]

                     Supermail International, Inc.

                          Table of Contents


                                                                 Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          March 31, 1996                                         3 - 4

          Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1996 and 1995                 5

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995                 6

          Notes to Condensed Consolidated Financial Statements   7 - 8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9 - 11

PART II.  OTHER INFORMATION                                         12

SIGNATURES                                                          13

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET


                            March 31, 1996


                                ASSETS

Current assets:
 Cash and equivalents                                         $3,142,593
 Trade accounts receivable, less allowance for
   doubtful accounts of $351,804                                 246,721
 Officer receivables                                               8,963
 Notes receivable                                                154,000
 Investment in marketable securities                             199,999
 Prepaid expenses                                                192,826
 Other current assets                                             33,486
                                                               ---------
                         Total current assets                  3,978,588
                                                               ---------

Property and equipment, net                                    1,218,280
                                                               ---------
Intangible assets:
 Covenants not to compete, net                                    81,632
 Goodwill, net                                                   308,232
 Other intangibles, net                                          316,804
                                                               ---------
                                                                 706,668
                                                               ---------

Other                                                            107,018
                                                               ---------
                                                              $6,010,554
                                                               =========







  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET, Continued


                            March 31, 1996



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Current maturities of capitalized leases payable            $    12,816
 Accounts payable                                                289,938
 Advances from officer                                            39,709
 Accrued liabilities:
     Accrued payroll, payroll taxes and benefits                  95,010
     Accrued money order and money transfer drafts payable     1,518,743
     Other                                                       171,388
                                                              ----------
                         Total current liabilities             2,127,604


Capitalized leases payable, net of current maturities             17,085
Deferred income                                                2,020,146
                                                              ----------
                         Total liabilities                     4,164,835
                                                              ----------
Commitments

Stockholders' equity:

 Preferred stock - no par value; authorized 50,000 shares;
     none issued and outstanding
 Common stock - par value $.06 per share; authorized
     15,000,000, issued and outstanding 7,646,853                458,811
 Additional paid-in capital                                   19,204,375
 Accumulated deficit                                         (14,791,905)
                                                              ----------
                                                               4,871,281
Less receivables from officers, directors and others
 related to issuance of common stock - 1,107,666 shares
 held under notes receivable                                  (3,025,562)
                                                              ----------
                         Total stockholders' equity            1,845,719
                                                              ----------
                                                             $ 6,010,554
                                                              ==========


  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

            Three-Month Period Ended March 31, 1996 and 1995


                                                    1996         1995
                                                 ---------     ---------

Sales and commissions                           $1,120,271    $1,197,805
Operating expenses                               1,284,655     1,271,243
                                                 ---------     ---------

     Operating loss                               (164,384)      (73,438)
                                                 ---------     ---------

Other income (expense):
 Interest income                                     4,094           852
 Interest expense                                  (15,275)       (1,733)
 Other, net                                          4,600        (2,285)
                                                 ---------     ---------
                                                    (6,581)       (3,166)
                                                 ---------     ---------

     Loss before income taxes                     (170,965)      (76,604)

Income taxes                                        (2,400)       (2,400)
                                                 ---------     ---------
     Net loss                                    ($173,365)     ($79,004)
                                                 =========     =========

Net loss per common share                           ($0.02)       ($0.01)
                                                 =========     =========

Weighted average common shares outstanding       7,646,853     9,782,177
                                                 =========     =========











     See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            Three-Month Period Ended March 31, 1996 and 1995


                                                    1996         1995
                                                 ----------   ----------
Cash flows from operating activities:
       Net cash provided by (used in)
        investing activities                     $1,263,451   ($514,801)

Cash flows from investing activities:
     Capital expenditures                          (237,173)    (34,404)
     Increase in other long-term assets             (15,500)     (2,550)
                                                  ---------    --------
       Net cash used in investing activities       (252,673)    (36,954)
                                                  ---------    --------

Cash flows from financing activities:
     Proceeds from advances                         869,500        -
     Payments on advances                          (869,500)       -
     Payments on advances from officer              (80,815)       -
     Principal payments on debt                      (2,679)     (2,861)
                                                  ---------    --------
       Net cash used in financing activities        (83,494)     (2,861)
                                                  ---------    --------
Net increase (decrease) in cash and
  cash equivalents                               $  927,284   ($554,616)
                                                  =========    ========



Supplemental Disclosures of Cash Flow Information:

  Cash paid during the three-month period
   ended March 31, for:
     Interest                                       $15,275      $1,744
  Compensation paid through issuance of
   restricted common stock                          $15,000      $  -










     See accompanying notes to consolidated financial statements

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, which is incorporated herein by reference.

Loss per share is computed using the weighted average number of shares outstanding, including common stock equivalents (stock options outstanding during the period), except where the inclusions of these common stock equivalents are anti-dilutive. In 1996 common stock equivalents have not been used in computing the weighted average number of shares because they are anti-dilutive. Fully diluted (loss)earnings per share does not differ materially from primary earnings per share.

(2)  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1996, consists of the following:

       Equipment                                              $1,052,860

       Vehicles                                                   13,427

       Construction in progress                                  163,987

       Leasehold improvements                                  1,030,930
                                                               ---------
                                                               2,261,204

       Accumulated depreciation                                1,042,924
                                                               ---------
                                                              $1,218,280
                                                               =========

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)  INTANGIBLE ASSETS

Intangible assets at March 31, 1996, consists of the following:

       Covenants not to compete                                 $573,063

       less accumulated amortization                             491,431
                                                                 -------
                                                                $ 81,632
                                                                 =======

       Goodwill                                                 $461,076

       Less accumulated amortization                             152,844
                                                                 -------
                                                                $308,232
                                                                 =======

       Other intangibles                                        $386,308

       Less accumulated amortization                              69,504
                                                                 -------
                                                                $316,804
                                                                 =======


(4) DEFERRED INCOME

On December 22, 1995, the Company amended its agreement with American Express to offer MoneyGram services. This amendment extended the term of the agreement for seven years beginning in 1996. As consideration for signing this amendment, the Company received an up-front signing bonus of $2,000,000 and future incentives for opening new MoneyGram service locations. The signing bonus will be deferred and amortized over seven years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased $927,284 to $3,142,593 for the three-month period ended March 31, 1996. Cash was provided by operating activities of $1,263,451. Cash was used in investing and financing activities of $252,673 and $83,494, respectively.

Net working capital increased $1,557,861 to $1,850,984 as of March 31, 1996 compared to $293,123 as of December 31, 1995. This increase was the result of receiving a $2,000,000 signing bonus from American Express for amending the Company's agreement to offer MoneyGram services for an additional seven years. In addition, the amended agreement offers incentives for opening new MoneyGram service locations.

Cash used in investing activities is primarily the result of costs incurred for the construction of four new service locations. On February 29, 1996, the Company opened one kiosk under its license agreement with a retail department store chain on the east coast and opened the second kiosk in April 1996. In addition, one Mega store opened in April 1996 and one is expected to be opened in May 1996.

Cash used in financing activities is primarily the result of repaying advances from an officer received in 1995. In addition, the Company received from and repaid advances to outside parties during the three-month period ended March 31, 1996 of $869,500.

Based on receipt of the $2,000,000 signing bonus and review of existing operations, the Company believes it has sufficient capital resources to finance its operating requirements and planned expansion for 1996.


RESULTS OF OPERATIONS

Three-Months Ended March 31, 1996 Compared to Three-Months Ended March 31,
1995

Revenues:

Revenues decreased $77,534 or 6.5% to $1,120,271 for the three-month period ended March 31, 1995 compared to revenues of $1,197,805 the same period in 1995. This decline was primarily the result of a decrease in check cashing revenues of $132,503 which was offset by a $39,886 increase in money transfer revenues.

The decrease in check cashing revenues was primarily the result of discontinuing the service to one of the Company's corporate accounts, closure of six locations in 1995 and reduction of check cashing revenues on the Navajo Nation. Check cashing revenues at the location servicing the corporate account has decreased approximately $50,000. The six locations closed in 1995 had revenues of $61,794 for the three-months ended March 31, 1995 and there was a $13,469 decrease in revenues on the Navajo Nation.

Even though there has been a decrease in check cashing revenues for the period ended March 31, 1996 as compared to 1995, it should be noted that there has been a significant increase in the monthly check cashing revenues since the beginning of the year. Check cashing revenues for the month of March 1996 increased 65% from revenue earned for the month of January 1996. This increase was due in part to the increase in working capital.

Over the past year, the Company has redefined its target market niche and will concentrate on building Mega stores in metropolitan areas catering to the immigrant population during 1996. These stores are larger, more visible stores offering a wider range of services. Currently, the Company operates three Mega stores, opened one in April 1996 and expects to open one in May 1996. These new stores and the existing ones should have a significant impact on the check cashing revenues for the remainder of the year.

The Company's attempt to work with the Navajo Nation to make the Navajo stores viable has not helped the performance of the stores. Thus, the Company plans to close these stores in the near future.

The increase in money transfer revenues is the result of an increase in the amortization of deferred income and increased earnings of all stores offset by a decrease in the minimum guaranteed revenues from American Express.

Due to the receipt of the $2,000,000 signing bonus, the amortization of deferred income increased $71,435 in 1996.

Overall, most stores experienced an increase in money transfers revenues. Revenues for all stores was up a net $27,619 after accounting for a $16,591 decrease for stores closed in 1995. This increased performance by the stores in 1996 had a direct impact on the minimum guaranteed revenues. As a component of the American Express agreement, American Express has guaranteed the Company a minimum quarterly revenue. Since the stores earnings are up, American Express's contribution to the guarantee has decreased $59,168.

The overall increase in money transfer revenues is in line with the Company's objectives to increase this service at all store locations.

In addition to the above factors, the Company over accrued the money transfer commissions for the three-months ended March 31, 1995 by approximately $22,000. Thus money transfer revenues are actually up approximately $60,000 when this fact is taken into consideration.

Operating expenses:

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses increased $13,412 or 1.1% for the three-month period ended March 31, 1996, compared to the same period for 1995.

This increase is primarily the result of increases in advertising and bad debt expense of $34,872 and $24,539, respectively, offset by decreases in contract services and telephone expenses of $15,128 and $11,226, respectively.

Advertising expense increased due to a receivable collected during the first quarter of 1995 that was credited against the expense rather than the receivable. This receivable amounted to $38,774 and if properly accounted for would have resulted in an actual decrease in expense for 1996 of $3,902.

Bad debt expense increased due to an overall increase in the percentage of uncollectible checks cashed from approximately 6% at March 31, 1995 to 11% at March 31, 1996 of check cashing revenues. It should be noted that the bad debt percentage for the year ended December 31, 1995 amounted to approximately 10% which is in line with the percentage experienced during 1996. The increase in bad debt expense is partially the result of opening the Mega stores which are high volume stores with a lower fee structure which starts at 1% of the face amount of the check. Thus, the Company is experiencing the same number of returned checks, but the impact as a percentage of revenue is greater due to the lower fee.

Contract services declined due to discontinuing the use of temporary personnel during the year end audit.

Telephone expense decreased as the result of changing the Company's long distance carrier.

Other income (expenses):

Interest income increased $3,242 as a result of earnings on a portion of the $2,000,000 signing bonus.

Interest expense increased $13,543 as a result of interest charges on advances.

Other, net increased $6,885 to income of $4,600 from an expense of $2,285. This increase is primarily the result of nonoperating legal costs incurred in 1995 not present in 1996.

Net Loss:

The net loss increased $94,361 to $173,365 for the three-month period ended March 31, 1996 as compared to $79,004 for the same period in 1995. However, if the results for 1995 are adjusted for factors noted above (money transfer over accrual, advertising and bad debt expense), an adjusted net loss of approximately $170,000 would have been experienced for the three-month period ended March 31, 1995.

The adjusted net loss for 1995 is comparable to the 1996 net loss which is encouraging considering the fact that both monthly money transfer and check cashing revenues have been steadly increasing during 1996 due in part to the increase in working capital.

Economy:

Management believes that the current economic conditions have not had a significant impact on continuing operations nor will they have a significant effect on future operations.

Inflation:

Management believes that inflation has not had a significant effect on continuing operations nor will it have a significant effect on future operations.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
     See legal proceeding described in the 1995 Form 10-KSB.

Item 2.     Changes in Securities.
     None

Item 3.     Defaults Upon Senior Securities.
     None

Items 4.    Submission of Matters to a Vote of Security Holders.
     None

Items 5.    Other Information.
     None

Item 6.     Exhibits and Reports on Form 8-K.
  (a)The following are filed as exhibits to the quarterly report.
     The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.
      2)    None
      4)    None
     11)    Computation of earnings per share.  See Note 1 of Part I,
            Item 1, Financial Statements filed with this Form 10-QSB at page 7.
     15)    None
     16)    None
     18)    None
     19)    None
     20)    None
     23)    None
     24)    None
     25)    None
     28)    None
  (b)  None

                            SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supermail International, Inc.
(Registrant)


By   /s/ K. Lee                              Date      March 14, 1996
     -----------------------                       ----------------------
     K.Lee
     Chief Financial Officer