Form 10QSB
period 1996-06-30
SUPERMAIL INTERNATIONAL INC
filed 1996-08-14
CIK 832508

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 1996
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

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

                        Yes [  ]    No [X]

                     Supermail International, Inc.

                          Table of Contents


                                                                 Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          June 30, 1996                                          3 - 4

          Condensed Consolidated Statements of Income
          Three and Six Months Ended June 30, 1996 and 1995          5

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995                    6

          Notes to Condensed Consolidated Financial Statements   7 - 8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9 - 12

PART II.  OTHER INFORMATION                                         13

SIGNATURES                                                          14

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET


                            June 30, 1996


                                ASSETS

Current assets:
 Cash and equivalents                                         $2,538,453
 Trade accounts receivable, less allowance for
   doubtful accounts of $423,779                                 348,368
 Officer receivables                                              21,894
 Notes receivable                                                154,000
 Investment in marketable securities                             199,999
 Prepaid expenses                                                183,143
 Other current assets                                            192,869
                                                               ---------
                         Total current assets                  3,638,726
                                                               ---------

Property and equipment, net                                    1,295,834
                                                               ---------
Intangible assets:
 Covenants not to compete, net                                    65,911
 Goodwill, net                                                   302,775
 Other intangibles, net                                          329,952
                                                               ---------
                                                                 698,638
                                                               ---------

Other                                                            107,731
                                                               ---------
                                                              $5,740,929
                                                               =========







  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET, Continued


                            June 30, 1996



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Current maturities of capitalized leases payable            $    12,816
 Accounts payable                                                325,576
 Advances from officer                                            31,513
 Accrued liabilities:
     Accrued payroll, payroll taxes and benefits                 104,417
     Accrued money order and money transfer drafts payable     1,465,307
     Other                                                       167,969
                                                              ----------
                         Total current liabilities             2,107,598



Capitalized leases payable, net of current maturities             14,405
Deferred income                                                2,063,373
                                                              ----------
                         Total liabilities                     4,185,376
                                                              ----------
Commitments

Stockholders' equity:

 Preferred stock - no par value; authorized 50,000 shares;
     none issued and outstanding
 Common stock - par value $.06 per share; authorized
     15,000,000, issued and outstanding 7,646,853                458,811
 Additional paid-in capital                                   19,204,375
 Accumulated deficit                                         (15,082,071)
                                                              ----------
                                                               4,581,115
Less receivables from officers, directors and others
 related to issuance of common stock - 1,107,666 shares
 held under notes receivable                                  (3,025,562)
                                                              ----------
                         Total stockholders' equity            1,555,553
                                                              ----------
                                                             $ 5,740,929
                                                              ==========


  See accompanying notes to consolidated financial statements.

                             SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,

                                                    1996         1995         1996          1995
                                                 ---------     ---------    ---------     ---------
Sales and commissions                           $1,193,880    $1,202,293   $2,314,151    $2,400,098
Operating expenses                               1,485,899     1,334,722    2,770,555     2,605,965
                                                 ---------     ---------    ---------     ---------

     Operating loss                               (292,019)     (132,429)    (456,404)     (205,867)
                                                 ---------     ---------    ---------     ---------

Other income (expense):
 Interest income                                     2,779           917        6,872         1,769
 Interest expense                                   (4,224)       (1,870)     (19,499)       (3,605)
 Other, net                                          3,300       (57,230)       7,900       (59,515)
                                                 ---------     ---------    ---------     ---------
                                                     1,855      (58,184)       (4,727)      (61,351)
                                                 ---------     ---------    ---------     ---------

     Loss before income taxes                     (290,164)     (190,613)    (461,131)     (267,218)

Income taxes                                          -             -          (2,400)       (2,400)
                                                 ---------     ---------    ---------     ---------
     Net loss                                    ($290,164)    ($190,613)   $(463,531)    $(269,618)
                                                 =========     =========    =========     =========

Net loss per common share                           ($0.04)       ($0.02)       ($.06)       ($0.03)
                                                 =========     =========    =========     =========

Weighted average common shares outstanding       7,646,853     9,782,177    7,646,853     9,782,177
                                                 =========     =========    =========     =========










          See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six-Month Period Ended June 30, 1996 and 1995


                                                    1996         1995
                                                 ----------   ----------
Cash flows from operating activities:
       Net cash provided by (used in)
        operating activities                     $  848,906   ($793,082)
                                                  ---------    --------
Cash flows from investing activities:
     Capital expenditures                          (393,564)    (51,310)
     Proceeds from disposal of assets                  -         15,000
     Advances to officers                           (21,615)       -
     Increase in other long-term assets             (16,213)     (2,550)
                                                  ---------    --------
       Net cash used in investing activities       (431,392)    (38,860)
                                                  ---------    --------

Cash flows from financing activities:
     Proceeds from advances                         969,500        -
     Payments on advances                          (969,500)       -
     Advances from officer                             -        234,400
     Payments on advances from officer              (89,011)   (135,312)
     Principal payments on debt                      (5,359)     (4,643)
                                                  ---------    --------
       Net cash used in financing activities        (94,370)     94,445
                                                  ---------    --------
Net increase (decrease) in cash and
  cash equivalents                               $  323,144   ($737,497)
                                                  =========    ========



Supplemental Disclosures of Cash Flow Information:

  Cash paid during the six-month period
   ended June 30, for:
     Interest                                       $19,499      $3,605
  Compensation paid through issuance of
   restricted common stock                          $15,000      $  -










     See accompanying notes to consolidated financial statements

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

(2)  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1996, consists of the following:

       Equipment                                              $1,075,003

       Vehicles                                                   16,427

       Construction in progress                                   92,263

       Leasehold improvements                                  1,207,051
                                                               ---------
                                                               2,390,744

       Accumulated depreciation                                1,094,910
                                                               ---------
                                                              $1,295,834
                                                               =========

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)  INTANGIBLE ASSETS

Intangible assets at June 30, 1996, consists of the following:

       Covenants not to compete                                 $573,063

       less accumulated amortization                             507,152
                                                                 -------
                                                                $ 65,911
                                                                 =======

       Goodwill                                                 $461,076

       Less accumulated amortization                             158,301
                                                                 -------
                                                                $302,775
                                                                 =======

       Other intangibles                                        $413,158

       Less accumulated amortization                              83,206
                                                                 -------
                                                                $329,952
                                                                 =======


(4) DEFERRED INCOME

On December 22, 1995, the Company amended its agreement with American Express to offer MoneyGram services. This amendment extended the term of the agreement for seven years beginning in 1996. As consideration for signing this amendment, the Company received an up-front signing bonus of $2,000,000 and future incentives for opening new MoneyGram service locations. During the second quarter of 1996, the Company accrued $150,000 in new store bonuses. The signing and new store bonuses will be deferred and amortized over the seven year life of the agreement.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased $323,144 to $2,538,453 for the six-month period ended June 30, 1996. Cash was provided by operating activities of $848,906. Cash was used in investing and financing activities of $431,392 and $94,370, respectively.

Net working capital increased $1,238,005 to $1,531,128 as of June 30, 1996 compared to $293,123 as of December 31, 1995. This increase was the result of receiving signing and new stores' bonus of $2,000,000 and $150,000, respectively, from American Express for amending the Company's agreement to offer MoneyGram services for an additional seven years, and building three new stores during the six-month period ended June 30, 1996.

Cash used in investing activities is primarily the result of cost incurred for construction of four new service locations. Two kiosks under its license agreement with a retail department store chain on the east coast were opened during the six-month period ended June 30, 1996. One Mega store was opened in April 1996 and another one is expected to be opened in August 1996.

Cash used in financing activities is primarily the result of repaying advances from an officer received in 1995. In addition, the Company received and repaid advances to outside parties during the six-month period ended June 30, 1996 of $969,500.

Based on receipt of the $2,150,000 signing bonus and review of existing operations, the Company believes it has sufficient capital resources to finance its existing operating requirements. The Company is also in the process of evaluating financing alternatives for purchase of a point of sale computer system and planned expansion for the remainder of 1996.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 compared to six-months ended June 30,
1995

Revenues:

Revenues decreased $85,947 or 3.6% to $2,314,151 for the six-month period ended June 30, 1996 compared to revenues of $2,400,098 for the same period in 1995. This decline was primarily the result of a decrease in check cashing revenues of $203,614 which was offset by increase in money transfer and other revenues of $76,160 and $48,791, respectively.

The decrease in check cashing revenues was primarily the result of discontinuing the service to one of the Company's corporate accounts, closure of six locations in 1995 and reduction of check cashing revenues on the Navajo Nation. Check cashing revenues at the location servicing the corporate account has decreased approximately $90,000.
The Company decided to discontinue the service to the corporate account due to the high exposure to bad checks. The six locations closed in 1995 represented revenues of $111,114 for the six-months ended
June 30, 1995 and there was a $27,879 decrease in check cashing revenues on the Navajo Nation.

Even though there has been a decrease in check cashing revenues for the period ended June 30, 1996 as compared to 1995, it should be noted that there has been a significant increase in the monthly check cashing revenues since the beginning of the year. This increase was due in part to the increase in working capital. In addition, the Company closed its locations on the Navajo Nation in July 1996.

Over the past year, the Company has redefined its target market niche and will concentrate on building Mega stores in metropolitan areas catering to the immigrant population during 1996. These stores are larger, more visible stores offering a wider range of services. Currently, the Company operates four Mega stores, one of which was opened in April 1996 and expects to open one in August 1996. The store opened in April 1996 has achieved expected results in check cashing revenues. These Mega stores should have a significant impact on the check cashing revenues for the remainder of the year.

The increase in money transfer revenues is the result of an increase in the amortization of deferred income and an overall increase in earnings at the service locations offset by a decrease in the minimum guaranteed revenues from American Express.

Due to the receipt of the $2,150,000 bonus, the amortization of deferred income increased approximately $148,000 in 1996.

Overall earnings at the service locations are up approximately $40,000 after accounting for a $36,411 decrease for stores closed in 1995. This increased performance by the stores in 1996 had a direct impact on the minimum guaranteed revenues. As a component of the American Express agreement, American Express has guaranteed the Company minimum quarterly revenue. Since the stores earnings are up, American Express's contribution to the guarantee has decreased approximately $75,000.

Operating expenses:

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses increased $164,590 or 6.3% for the six-month period ended June 30, 1996, compared to the same period for 1995.

This increase is primarily the result of increases in payroll, bad debt and advertising expense of $83,425, $52,242 and $44,397, respectively.

Payroll expenses increased due to several factors including hiring a management information systems manager, merit increases, increase in the minimum store clerk wage from $6.00 to $7.00, significant overtime pay due to staff shortages and payroll associated to the three new stores opened in 1996. These increases were offset by a payroll decrease for the six stores closed in 1995.

Bad debt expenses increased due to an overall increase in the percentage of uncollectible checks cashed from approximately 6% at June 30, 1995 to 11% at June 30, 1996 to check cashing revenues. It should be noted that the bad debt percentage for the year ended December 31, 1995 amounted to approximately 10% which is in line with the percentage experienced during 1996. This increase in bad debt expense is partially the result of opening the Mega stores, which are high volume stores with a lower fee structure which starts at 1% of the face amount of the check. Thus, the Company is experiencing the same ratio of returned checks, but the impact as a percentage of revenues are greater due to the lower fee.

Advertising expense increased due to a receivable collected during the first quarter of 1995 that was credited against the expense rather than the receivable. This receivable amounted to $38,774 and if properly accounted for would have resulted in an increase of only $5,623.

Other income (expenses)

Overall, other net expense decreased $56,624 for the six-month period ended June 30, 1996 as compared to the same period in 1995. This decrease is primarily the result of $54,000 in non-operating legal costs incurred in 1995.

Second Quarter Ended June 30, 1996 Compared to Second Quarter Ended
June 30, 1995

Revenues:

Revenues decreased $8,413 or .7% for the second quarter ended June 30, 1996 compared to the same period in 1995. This decrease was primarily the result of a decrease in check cashing revenue of $68,844 offset by an increase in money transfer revenue of $36, 273.

The decrease in check cashing revenues was primarily the result of discontinuing the service to one of the Company's corporate accounts, closure of six locations in 1995 and reduction of check cashing revenues on the Navajo Nation. Check cashing revenues at the location servicing the corporate account has decreased approximately $45,000. The six locations closed in 1995 had fees of $49,320 for the second quarter ended June 30, 1995 and there was a $14,410 decrease in fees on the Navajo Nation. These decreases were offset by increases in revenues at one of the mega stores of $32, 098 and new store fees of $25,529.

The increase in money transfer revenues is the result of an increase in the amortization of deferred income of $76,000 and new store revenues of $17,321 offset by decreases in revenues from stores closed in 1995 of $19,820 and American Express's contribution to the minimum guarantee of approximately $16,000.

See six month results for further discussion of the change in revenue.

Operating expenses:

Total operating expenses increased $151,177 or 11.3% for the second quarter ended June 30, 1996, compared to the same period for 1995.

This increase was primarily the result of increases in payroll, bad debt expense and small equipment expense of $78,500, $27,703 and $11,847, respectively. See six-month results for discussion of reason for increases in payroll and bad debt expense. Small equipment expense primarily increased as a result of the purchase of equipment for the new stores that were below the capitalizable cost level of $200.

Other income (expenses)

Overall, net other expenses decreased $60,039 for the second quarter ended June 30, 1996 as compared to the same period in 1995. This decrease is primarily the result of $54,000 in non-operating legal costs incurred in 1995.

Economy:

Management believes that the current economic conditions have not had a significant impact on continuing operations nor will it have a significant effect on future operations.

Inflation:

Management believes that inflation has not had a significant effect on continuing operation nor will it have a significant effect on future operations.

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

Supermail International, Inc.
(Registrant)


By   /s/ K. Lee                              Date      August 14, 1996
     -----------------------                       ----------------------
     K.Lee
     Chief Financial Officer