Form 10QSB
period 1996-09-30
SUPERMAIL INTERNATIONAL INC
filed 1996-11-13
CIK 832508

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended September 30, 1996
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

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

                            Yes [X]    No [  ]

     The total number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1996, was 7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by reference:
1. Portions of the Report on Form 10-KSB(SEC File No. 0-16894) dated December 31, 1995, are incorporated by reference in Part I.

Transitional Small Business Disclosure Format (check one):

                        Yes [  ]    No [X]

                     Supermail International, Inc.

                          Table of Contents


                                                                       Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          September 30, 1996                                           3 - 4

          Condensed Consolidated Statements of Income
          Three and Nine Months Ended September 30, 1996 and 1995          5

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1996 and 1995                    6

          Notes to Condensed Consolidated Financial Statements         7 - 8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9 - 12

PART II.  OTHER INFORMATION                                               13

SIGNATURES                                                                14

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET


                          September 30, 1996


                                ASSETS

Current assets:
 Cash and equivalents                                         $2,791,192
 Trade accounts receivable, less allowance for
   doubtful accounts of $488,074                                 265,530
 Officer receivables                                              29,249
 Notes receivable                                                154,000
 Investment in marketable securities                             199,999
 Prepaid expenses                                                195,062
 Other current assets                                             78,073
                                                               ---------
                         Total current assets                  3,713,105
                                                               ---------

Property and equipment, net                                    1,202,506
                                                               ---------
Intangible assets:
 Covenants not to compete, net                                    50,190
 Goodwill, net                                                   297,317
 Other intangibles, net                                          283,053
                                                               ---------
                                                                 630,560
                                                               ---------

Other                                                             98,619
                                                               ---------
                                                              $5,644,790
                                                               =========







  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET, Continued


                          September 30, 1996



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Current maturities of capitalized leases payable            $    12,816
 Accounts payable                                                354,931
 Advances from officer                                            31,513
 Accrued liabilities:
     Accrued payroll, payroll taxes and benefits                 106,403
     Accrued money order and money transfer drafts payable     1,805,388
     Other                                                        39,499
                                                              ----------
                         Total current liabilities             2,350,550



Capitalized leases payable, net of current maturities             11,725
Deferred income                                                1,954,564
                                                              ----------
                         Total liabilities                     4,316,839
                                                              ----------
Commitments

Stockholders' equity:

 Preferred stock - no par value; authorized 50,000 shares;
     none issued and outstanding
 Common stock - par value $.06 per share; authorized
     15,000,000, issued and outstanding 7,646,853                458,811
 Additional paid-in capital                                   19,204,375
 Accumulated deficit                                         (15,309,673)
                                                              ----------
                                                               4,353,513
Less receivables from officers, directors and others
 related to issuance of common stock - 1,107,666 shares
 held under notes receivable                                  (3,025,562)
                                                              ----------
                         Total stockholders' equity            1,327,951
                                                              ----------
                                                             $ 5,644,790
                                                              ==========


  See accompanying notes to consolidated financial statements.

                             SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,

                                                    1996         1995         1996          1995
                                                 ---------     ---------    ---------     ---------
Sales and commissions                           $1,153,030    $1,060,536   $3,467,181    $3,460,634
Operating expenses                               1,366,840     1,324,049    4,137,395     3,930,014
                                                 ---------     ---------    ---------     ---------

     Operating loss                               (213,810)     (263,513)    (670,214)     (469,380)
                                                 ---------     ---------    ---------     ---------

Other income (expense):
 Interest income                                       217           742        7,089         2,511
 Interest expense                                   (4,209)       (8,000)     (23,708)      (11,605)
 Other, net                                         (9,500)      (52,700)      (1,600)     (112,215)
                                                 ---------     ---------    ---------     ---------
                                                   (13,492)      (59,958)     (18,219)     (121,309)
                                                 ---------     ---------    ---------     ---------

     Loss before income taxes                     (227,302)     (323,471)    (688,433)     (590,689)

Income taxes                                           300           300       (2,700)       (2,700)
                                                 ---------     ---------    ---------     ---------
     Net loss                                    ($227,602)    ($323,771)   $(691,133)    $(593,389)
                                                 =========     =========    =========     =========

Net loss per common share                           ($0.03)       ($0.03)       ($.09)       ($0.06)
                                                 =========     =========    =========     =========

Weighted average common shares outstanding       7,646,853     9,782,177    7,646,853     9,782,177
                                                 =========     =========    =========     =========










          See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           Nine-Month Period Ended September 30, 1996 and 1995


                                                    1996         1995
                                                 ----------   ----------
Cash flows from operating activities:
       Net cash provided by (used in)
        operating activities                     $ 1,142,759  ($427,102)
                                                  ---------    --------
Cash flows from investing activities:
     Capital expenditures                          (435,455)    (62,207)
     Proceeds from disposal of assets                 1,700      15,000
     Advances to officers                           (28,970)       -
     Redemption of time deposit                                  10,000
     Increase in other long-term assets              (7,101)      4,794
                                                  ---------    --------
       Net cash used in investing activities       (469,826)    (32,413)
                                                  ---------    --------

Cash flows from financing activities:
     Proceeds from advances                       1,169,500     200,000
     Payments on advances                        (1,169,500)       -
     Advances from officer                             -        304,600
     Payments on advances from officer              (89,011)   (142,393)
     Principal payments on debt                      (8,039)     (7,322)
                                                  ---------    --------
       Net cash used in financing activities        (97,050)    354,885
                                                  ---------    --------
Net increase (decrease) in cash and
  cash equivalents                               $  575,883   ($104,630)
                                                  =========    ========



Supplemental Disclosures of Cash Flow Information:

  Cash paid during the nine-month period
   ended September 30, for:
     Interest                                       $23,708     $11,605
     Income taxes                                       300         300
  Compensation paid through issuance of
   restricted common stock                          $15,000      $  -










     See accompanying notes to consolidated financial statements

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

(2)  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1996, consists of the following:

       Equipment                                              $1,092,617

       Construction in progress                                   13,750

       Leasehold improvements                                  1,217,500
                                                               ---------
                                                               2,323,867

       Accumulated depreciation                                1,121,361
                                                               ---------
                                                              $1,202,506
                                                               =========

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)  INTANGIBLE ASSETS

Intangible assets at September 30, 1996, consists of the following:

       Covenants not to compete                                 $573,063

       less accumulated amortization                             522,873
                                                                 -------
                                                                $ 50,190
                                                                 =======

       Goodwill                                                 $461,076

       Less accumulated amortization                             163,759
                                                                 -------
                                                                $297,317
                                                                 =======

       Other intangibles                                        $367,088

       Less accumulated amortization                              84,035
                                                                 -------
                                                                $283,053
                                                                 =======


(4) DEFERRED INCOME

On December 22, 1995, the Company amended its agreement with American Express to offer MoneyGram services. This amendment extended the term of the agreement for seven years beginning in 1996. As consideration for signing this amendment, the Company received an up-front signing bonus of $2,000,000 and future incentives for opening new MoneyGram service locations. During the third quarter of 1996, the Company received $150,000 in new store bonuses. The signing and new store bonuses will be deferred and amortized over the seven year life of the agreement.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased $575,883 to $2,791,192 for the nine-month period ended September 30, 1996. Cash was provided by operating activities of $1,142,759. Cash was used in investing and financing activities of $469,826 and $97,050, respectively.

Net working capital increased $1,069,432 to $1,362,555 as of September 30, 1996 compared to $293,123 as of December 31, 1995. This increase was the result of receiving signing and new stores' bonus of $2,000,000 and $150,000, respectively, from American Express for amending the Company's agreement to offer MoneyGram services for an additional seven years, and building three new stores during the nine-month period ended September 30, 1996.

Cash used in investing activities is primarily the result of cost incurred for construction of four new service locations. Two kiosks under its license agreement with a retail department store chain on the east coast were opened during the nine-month period ended September 30, 1996. One Mega store was opened in April 1996 and another one was opened in September 1996.

Cash used in financing activities is primarily the result of repaying advances from an officer received in 1995. In addition, the Company received and repaid advances to outside parties during the nine-month period ended September 30, 1996 of $1,169,500.

The Company is in the process of evaluating various financing sources including working lines of credit. Obtaining one of these financing sources will enable the Company to free up some of its available cash to be used for planned expansion. The Company is also reviewing financing alternatives for the purchase of a point of sale computer system.

RESULTS OF OPERATIONS

Nine-Months Ended September 30, 1996 compared to Nine-months ended September 30, 1995

Revenues:

Revenues increased $6,547 to $3,467,181 for the nine-month period ended September 30, 1996 compared to revenues of $3,460,634 for the same period in 1995. This increase was primarily the result of a decrease in check cashing revenues of $251,216 which was offset by increase in money transfer and other revenues of $171,038 and $93,745, respectively.

The decrease in check cashing revenues was primarily the result of discontinuing the service to one of the Company's corporate accounts, closure of six locations in 1995 and closure of five Navajo Check Cashing locations in July 1996. These decreases were offset by check cashing revenues at one of the Mega stores and revenues at the three new service centers opened in 1996. Check cashing revenues at the location servicing the corporate account has decreased approximately $130,000. The Company decided to discontinue the service to the corporate account due to the high exposure to bad checks. The six locations closed in 1995 represented and the closure of Navajo Check Cashing represented approximately $190,000 in decreased check cashing revenues for 1996 as compared to 1995. These decreases were offset by an approximate $86,000 and $66,000 increase in check cashing revenues at one of the Mega stores and the three new service centers opened in 1996, respectively. In addition, one store has experienced a decline in check cashing revenues due to increased competition.

Over the past year, the Company has redefined its target market niche and will concentrate on building Mega stores in metropolitan areas catering to the immigrant population during 1996. These stores are larger, more visible stores offering a wider range of services. Currently, the Company operates five Mega stores, one of which was opened in April 1996 and another opened in September 1996. These Mega stores should have a significant impact on the check cashing revenues for the remainder of the year.

The increase in money transfer revenues is the result of an increase in the amortization of deferred income offset by a decrease in revenues due to closure of service locations.

Due to the receipt of the $2,150,000 bonus, the amortization of deferred income increased approximately $226,000 in 1996. This increase was offset by a decrease of approximately $38,000 in 1996 for service locations closed in 1995 and closure of Navajo Check Cashing.

The $93,745 increase in other revenue is primarily the result of increased sale of lottery and transit tickets.

Operating expenses:

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses increased $207,381 or 5.3% for the nine-month period ended September 30, 1996, compared to the same period for 1995.

This increase is primarily the result of increases in payroll and bad debt of $189,901 and $49,720, respectively, offset by a decrease in professional fees of $33,000.

Payroll expenses increased due to several factors including hiring a management information systems manager, merit increases, increase in the minimum store clerk wage from $6.00 to $7.00, significant overtime pay due to staff shortages and payroll associated to the three new stores opened in 1996. These increases were offset by a payroll decrease for the six stores closed in 1995 and the closure of five Navajo Check Cashing locations in July 1996.

Bad debt expenses increased due to an overall increase in the percentage of uncollectible checks cashed from approximately 7% at September 30, 1995 to 11% at September 30, 1996 to check cashing revenues. It should be noted that the bad debt percentage for the year ended December 31, 1995 amounted to approximately 10% which is in line with the percentage experienced during 1996. This increase in bad debt expense is partially the result of opening the Mega stores, which are high volume stores with a lower fee structure which starts at 1% of the face amount of the check. Thus, the Company is experiencing the same ratio of returned checks, but the impact as a percentage of revenues are greater due to the lower fee.

Professional fees decreased as a result of reorganizing the accounting department which made for a more efficient year end external audit.

Other income (expenses)

Overall, other net expense decreased $103,090 for the nine-month period ended September 30, 1996 as compared to the same period in 1995. This decrease is primarily the result of $108,000 in non-operating legal costs incurred in 1995.

Third Quarter Ended September 30, 1996 Compared to Third Quarter Ended September 30, 1995

Revenues:

Revenues increased $92,494 or 8.7% for the third quarter ended September 30, 1996, compared to the same period in 1995. This increase was primarily the result of a decrease in check cashing revenue of $47,603 which was offset by increase in money transfer and other revenues of $94,878 and $44,953, respectively.

The decrease in check cashing revenues was primarily the result of discontinuing the service to one of the Company's corporate accounts, closure of six locations in 1995 and closure ofthe Navajo Check Cashing locations in July 1996. These decreases were offset by check cashing revenues at one of the Mega stores and revenues at the three new locations opened in 1996. Check cashing revenues at the location servicing the corporate account has decreased approximately $40,000. The six locations closed in 1995 and the closure of the five Navajo Check Cashing locations represented approximately $50,000 in decreased check cashing revenues for 1996 as compared to 1995. These decreases were offset by an approximate $23,000 and $41,000 increase in check cashing revenues at one of the Mega stores and the three new service centers opened in 1996, respectively.
In addition, one store has experienced declines in check cashing revenues due to increased competition.

The increase in money transfer revenues is the result of increases in the amortization of deferred income and revenue associated to new service locations opened in 1996.

Due to the receipt of the $2,150,000 bonus, the amortization of deferred income increased approximately $77,000 for the third quarter. Money transfer revenues increased approximately $24,000 in 1996 for new service locations opened.

The $44,953 increase in other revenue is primarily the result of increased sale of lottery and transit tickets.

Operating expenses:

Total operating expenses increased $42,791 or 3.2% for the third quarter ended September 30, 1996, compared to the same period for 1995.

This increase was primarily the result of increases in payroll of $106,476 offset by decreases in insurance and professional fees of $32,843 and $18,500, respectively. See nine-month results for discussion of payroll and professional fees. In 1995, the Company added 10 locations to the insurance policy and the resulting expense was charged to the third quarter of 1995. This additional expense causes the third quarter of 1995 to be higher than the third quarter of 1996.

Other income (expenses)

Overall, net other expenses decreased $46,466 for the third quarter ended September 30, 1996 as compared to the same period in 1995. This decrease is primarily the result of $54,000 in non-operating legal costs incurred in 1995.

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

Supermail International, Inc.
(Registrant)


By   /s/ K. Lee                              Date      November 13, 1996
     -----------------------                       ----------------------
     K.Lee
     Chief Financial Officer