Form 10KSB40
period 1996-12-31
SUPERMAIL INTERNATIONAL INC
filed 1997-03-31
CIK 832508

U.S. SECURITIES AND EXCHANGE COMMISSION
	                        Washington, D.C. 20549
	                            FORM 10-KSB
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
    [Fee Required]
	For the Fiscal Year Ended December 31, 1996
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    [No Fee Required]
    For the transition period from _____________ to________________

Commission File Number 0-16894

                    	SUPERMAIL INTERNATIONAL, INC.
	       (Exact name of registrant as specified in its charter)

		          Utah                            87-0423053
	     (State of Incorporation)    (IRS Employer Identification No.)

	    2201 Park Towne Circle, Suite 200, Sacramento, California 95825
	            (address of principal executive offices)

Issuer's telephone number:	 (916) 483-1131

Securities Registered Pursuant to Section 12(b) of the Act:None
Securities Registered Pursuant to Section 12(g) of the Act:Common Stock

	Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]    No [ ]
	Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

	Issuer's revenue for the year ended December 31, 1996: $4,545,008

	Aggregate market value of the voting stock held by non-affiliates
of the registrant as of March __, 1997:     $_________
	The total number of shares outstanding of each of the Issuers's classes of common stock as of March __, 1997, was 7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by Reference:
 None

Transitional Small Business Disclosure Format:    Yes  ; No  X


                        Supermail International, Inc.


                               Table of Contents

	PART I
		ITEM 1	Description of Business                              3
		ITEM 2	Description of Properties                            5
		ITEM 3	Legal Proceedings                                    7
		ITEM 4	Submission of Matters to a Vote of Security Holders  7
    PART II
		ITEM 5	Market for Common Equity and
		         Related Stockholder Matters                         8
		ITEM 6	Management's Discussion and Analysis                 9
		ITEM 7	Consolidated Financial Statements and
		         Independent Auditors' Report	                    12
		ITEM 8	Changes in and Disagreements with Accountants on
			     Accounting and Financial Disclosure                29
	PART III
		ITEM 9	Directors and Executive Officers of the Registrant  30
		ITEM 10	Executive Compensation                           	31
		ITEM 11	Security Ownership of Certain Beneficial Owners
		         and Management                                  	32
		ITEM 12	Certain Relationships and Related Transactions  	33
		ITEM 13	Exhibits and Reports on Form 8-K                    34
		SIGNATURES                                                  37


	                             PART I

ITEM 1	Description of Business

General Description of Business

Supermail International, Inc. (the "Company") was incorporated in Utah on October 12, 1979. The operations of the Company are carried out through its wholly-owned subsidiary, Supermail International of Utah, Inc. (the "Utah subsidiary").

The Company offers a wide range of non-banking financial and communication services through its 22 retail service centers. These services include check cashing, money transfer and money orders through American Express, food stamp distribution, and utility payments. Other services and products offered through the Company's retail outlets include telegrams, Mailgrams, telex, facsimile transmissions, overnight courier and delivery services, California lottery and lotto sales, postal services, packaging and shipping services, peso exchange, and transit tickets sales. While some services and products are not offered at every retail center, all stores provide check cashing, money transfer, money orders, utility payment collection, and electronic mail services including telegrams, Mailgrams, facsimile and tax services. Check cashing and money transfer revenues accounted for 51% and 35%, respectively of the Company's total revenues during 1996.

The Company commenced operations with the opening of its first retail outlet in San Francisco, California, during October 1985. By the end of 1986 the Company operated 11 retail centers throughout California and in Reno, Nevada. These centers were acquired by purchasing them from existing operators and taking over Western Union turnkey locations. The Company's business during 1986 consisted primarily of electronic mail and Western Union money transfer services.

During 1987, the Company determined that the best way to increase revenues was a combination of acquisitions and additional services offered at existing retail outlets. Electronic mail and money transfer accounted for approximately 90% of total revenues during 1987, thus, the Company decided it would be prudent to expand its revenues with other products and services. The Company determined that check cashing was a good complement to the existing revenue base because check cashing was similar in nature; and the Company would be servicing the same customer base and utilizing existing plant and equipment. The Company started check cashing in December 1987 at its Sacramento, California, retail outlet. As of January 1992, the Company began offering money transfer service through MoneyGram(formerly American Express).

On September 12, 1995, the Company entered into a license agreement with a retail department store chain on the east coast to install kiosks in some of their stores (a kiosk is a secured portable booth). The Company opened one kiosks in February and March 1996. If this pilot program is successful, it could result in installing kiosks in many of this retail chains 300+ locations. These kiosks will provide services similar to those currently offered by the Company.

The Company continues to look for opportunities to increase its existing revenue base. The Company intends to continue its expansion in 1997 through opening or acquiring additional check cashing locations. The actual number and estimated cost of these centers depends upon the cash flow generated from operations and available financing. Locations for future centers are expected to be in high traffic suburban areas such as malls, regional shopping centers, and commercial business districts.

Description of Store Operations

As of December 31, 1996, the Company operated 22 retail service centers, 20 in California, one in Virginia and one Maryland.

The typical service center requires about 1,200 square feet and employs an average of three people. The stores' hours are coordinated with those of other stores and shops in the vicinity. Generally, the hours are from 8 a.m. to 9 p.m., six days a week with many outlets open on Sundays from 8 a.m. to 6 p.m. During 1994, the Company opened two Mega-stores which are larger than the existing store locations. The Mega-stores occupy approximately 2,500 square feet and have 10 to 12 teller windows. All of the centers consist of a public lobby separated from the work area by a counter and a bulletproof barrier. The Company offers a variety of payment methods depending on the type of service selected by the customer. Check cashing revenues are collected by deducting the amount due from the customer's check. The Company requires money transfers, money orders, transit tickets, lottery and lotto sales, and postal services to be paid for in cash. Other products and services may be paid for using cash or credit cards. Selected customers, who have established accounts, may charge certain products and services on account. Accounts receivable are due ten days from the date of the invoice.

Each of the Company's retail centers is equipped with Company owned computer hardware and software, MoneyGram (money transfer) leased computers and software, Integrated Payment Systems automatic money order dispensers, facsimile, photocopier and telex equipment.

Management and Business Conditions

The majority of the Company's senior management have all been employed by the Company since its inception and have extensive background and experience in financial and business management. The Company's district supervisors and store managers have an average of five years management experience. The Company has an extensive training program for both managers and retail store personnel. The Company makes every effort to retain and promote employees from within the organization. No special professional licenses or franchises are necessary to carry on the Company's current business operations. The Company is in compliance with all state and federal laws which regulate its business. The Company is not aware of any pending legislation which would materially affect the Company's business or operations.

The Company's customers consist primarily of individuals and businesses who do not regularly use banks, savings and loans, or credit unions. This market is estimated to be in excess of 25% of the United States adult population, according to the American Bankers Association. The Company does not compete with traditional financial institutions but instead competes with other check cashing companies. The Company cashes primarily payroll checks, social security checks and other government entitlement checks. The Company charges between 1.00% and 3.5% to cash a check. The average fee is less than 1.5%, which is lower than most of the Company's competition. The Company's policy is to offer its services through convenient retail locations, with fast friendly service and competitive pricing. The Company believes this positions it to effectively meet competition whenever it occurs.

The Company offers Western Union telegrams, international messages, telex and Mailgram messages on a non-contractual basis. These services are offered in accordance with tariffs filed with the Federal
Communications Commission by Western Union and other Western Union policies and procedures in existence from time to time.

On December 22, 1995, the Company amended its contracts with MonwyGram to offer money transfer service for an additional seven-years. This agreement provides for receipt of an up-front signing bonus of $2,000,000, future incentives for opening new MoneyGram Service locations and certain other payments to the Company over the seven-year period. MoneyGram currently makes monthly payments to the Company for earned commissions on services provided to customers based upon the type of transaction performed, on a per transaction or percentage of customer fee basis as specified in the agency agreement. The agreement also provides for guaranteed minimum payments, which are paid quarterly when earned commissions do not meet the guaranteed amounts. MoneyGram furnishes the Company, at MoneyGram's expense, equipment, signage, and forms necessary for providing their services.

The Company believes that termination of this agency agreement with MoneyGram could have a material adverse effect on the Company's operations. MoneyGram money transfer service currently accounts for 35% of the Company's total revenues. MoneyGram may terminate its contract with the Company for the following reasons: if the Company fails to remit monies' due MoneyGram under the trust agreement; if there is a material adverse change in the financial condition of the Company; if the Company does not obtain MoneyGram's prior consent to any sale, merger, or transfer of ownership of the Company; or if the Company fails to comply with state or federal laws regulating the Company's business.

The Company markets its services by means of advertisements in local newspapers, Yellow Pages, bus benches, flyers, direct mail, radio, television, personal contact with large organizations which may use the Company's services, and through high-visibility signage strategically located in each center's servicing area. The Company has received trademark protection for the words "Supermail International."

Employees

At December 31, 1995, the Company had 74 employees. Of these, 20 were full-time salaried, 45 were full-time hourly, and 9 were part-time hourly employees. Corporate headquarters employs 12 full-time salaried employees who devote all of their time to the management of the Company. The remaining 62 employees provide financial and other related services in the Company's retail service centers. The Company plans to hire additional personnel as needed to accommodate planned growth. The employees of the Company are not subject to collective bargaining and the Company does not have a pension or other retirement plan. The Company considers its relations with its employees to be excellent.

ITEM 2	Description of Properties

The Company occupies a 4,600-square foot office at 2201 Park Towne Circle in Sacramento, California, which serves as corporate headquarters. The Company leases these premises through June 1999 at a monthly lease rental amount of $3,454.

The Company also holds leases for twenty-four service centers. The Company cannot guarantee that the lessors will renew these leases. However, it has no reason to believe that the leases will not be renewed. The Company also believes that it can find alternative locations at comparable rents.

Set forth below is information concerning Company locations as of December 31, 1996:


Location                         Type      Sq. Ft.        Expiration

719 J Street
Sacramento, CA  95814           Leased      2,800          04/01/97

5803 N. Figueroa Street
Los Angeles, CA  90042          Leased        900          01/15/97

2430 Broadway
Oakland, CA  94612              Leased      2,018          10/31/97

161 W. San Fernando Street
San Jose, CA  95113             Leased      1,500          04/30/98

110 S. El Camino Real
San Mateo, CA  94401            Leased      1,000           Monthly

2400 E. Florence Ave.
Huntington Park, CA 90255       Leased      1,850          01/31/99

11009 Burbank Blvd. #123
North Hollywood, CA 91601       Leased        808          01/17/97

6371 Selma Avenue
Hollywood, Ca  90028            Leased      1,203          08/01/98

6219 Van Nuys Blvd.
Van Nuys, CA 91401              Leased      1,200           Monthly

3970 University Ave.
Riverside, CA  92501            Leased      1,210          08/15/97

11849 Braddock Drive
Culver City, CA  90230          Leased        736           Monthly

6740 Reseda Blvd.
Reseda, CA 91335                Leased(1)   2,365          09/10/00

6320 S. Compton Avenue
Los Angeles, CA  90001          Leased        600           Monthly

461 Blossom Hill Road #H2
San Jose, CA  95123             Leased(2)   1,015           4/30/97

2688 E. Florence Avenue
Huntington Park, CA  90255      Leased      1,750          09/15/98

450 Sansome Street
San Francisco, CA  94111        Leased      1,835          01/21/97

231 East 17th Street
Santa Ana, CA  92706            Leased      1,246          02/01/00

1706 Long Beach Blvd.
Long Beach, CA  90813           Leased(2)   1,306          12/14/98

260 S. Normandie Ave.
Los Angeles, CA 90004           Leased        982          04/30/97

7201 S. Pacific Blvd.
Huntington Park, CA 90004       Leased(1)      1,600          01/31/01

10167 Folsom Blvd.
Rancho Cordova, CA  95670       Leased      1,200           Monthly

111 W. Pacific Coast Hwy. #D
Wilmington, CA  90744           Leased      1,154          11/18/98

6751 Wilson Blvd.
Falls Church, VA  22042         Leased        400           Monthly

9033 Central Avenue
Capitol Hts., MD  20784         Leased        400           Monthly
--------------
(1) New Mega-store opened in 1996.
(2) Closed stores still under lease.

ITEM 3	Legal Proceedings

The Company is party to a dispute that alleges breach of a lease by tenant Franklin-Lord, Inc., and subsequent suit against Franklin-Lord and several signatories to a purported guaranty of the tenant's lease obligations. These signatories include several principals of the tenant, and the Company. The plaintiff alleges damages of approximately $146,000 through February 1997.

The Company is defending the action on the grounds that its execution of the guaranty was conditioned on the closing of a transaction with Franklin-Lord that was never consumated. The Company is also cross-complaining against Franklin-Lord for indemnity as primary obligor, and against the other signatories for contribution as co-obligors.

ITEM 4	Submission of Matters to a Vote of Security Holders
None.

                                PART II

ITEM 5	Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on The Nasdaq OTC Bulletin Board under the symbol SPML. The following table sets forth by quarter the high and the low prices reported by the "real-time" sales and price information system of the Nasdaq Small-Cap Market and Nasdaq Trading and Market Services of the Company's common stock for 1996 and 1995.



                            MARKET INFORMATION



            1996                                  Price Per Share

                                                  High       Low
                                                 ------     -----
        First Quarter                             $1.05     $0.14
        Second Quarter                             0.57      0.28
        Third Quarter                              0.73      0.40
        Fourth Quarter                             0.45      0.18

            1995                                  High       Low
                                                 ------     -----
        First Quarter                             $1.44     $0.78
        Second Quarter                             0.94      0.38
        Third Quarter                              0.75      0.07
        Fourth Quarter                             0.38      0.13

Holders

As of December 31, 1996, there were 2,971 stockholders of record. However, based upon information supplied by the Company's transfer records, brokers and nominees with respect to shares held in street name, the Company calculates it has approximately 5,000 total shareholders.

Dividends

The Company has not declared or paid any dividends on its common stock. The Company plans to reinvest any earnings toward continued expansion efforts at this time.


ITEM 6	Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased $396,432 to $1,818,877 as of December 31, 1996 compared to $2,215,309 for the same period in 1995. Cash was provided by operating activities of $212,124 and used in investing and financing activities of $476,555 and $132,001, respectively.

Net working capital increased $567,347 to $860,470 as of December 31, 1996 compared to $293,123 for the same period in 1995. This increase was the result of receiving signing and new stores' bonuses of $2,000,000 and $150,000, respectively, from MoneyGram for amending the Company's agreement to offer MoneyGram services for an additional seven years, and building three new stores during the fiscal year.

Though working capital has increased, the Company has had to borrow money on a short-term basis to support its higher check cashing volume.
The Company received and repaid $2,519,500 in borrowings from outside parties during the year ended December 31, 1996. In addition to this financing activity, the Company repaid advances from an officer and made principal payments of $96,144 and $35,867, respectively.

Cash used in investing activities is primarily the result of cost incurred for construction of four new service locations. Two kioks under its license agreement with a retail department store chain on the east coast and two Mega stores (One Mega store was a relocation of a smaller store) in southern California were opened during the fiscal year.

During 1996 and early 1997, the Company has taken a stringent look at all aspects of the business in an effort to reduce its losses and achieve a positive cash flow position. These efforts have resulted in closing six unprofitable service centers in 1996 (includes the five locations on the Navajo nation) and two in early 1997. In addition, the Company has reduced expenses, developed a new marketing strategy and added more services. Closure of these eight stores should have a major impact on the operating results for 1997 since these stores contributed in excess of $230,000 of the loss for 1996. All expense categories are being evaluated and the Company has already taken steps to reduce its major expenses such as payroll, bank service charges, rent and telephone expense for 1997.
Other expenses will be evaluated on an ongoing basis to make cuts as deemed feasible. Our marketing strategy is structured based on customer demands.

During 1997, the Company will sell its marketable securities and settle its two outstanding note receivables. The total monies to be received from these future sources of working capital are uncertain due to the volatility of a Small-Cap stock and the cash resources available from the debtors. It should be noted that the Company has received a default judgement from the $30,000 debtor and is working out the settlement terms with the $200,000 debtor. The settlement terms being discussed are stock of a publicly traded company (which can be sold), cash and stock in this debtor's company this is in the process of an IPO.

Based on its existing working capital and ability to borrow monies on a temporary basis, the Company believes it will have sufficient resources to finance its operating requirements for 1997. In addition, the Company is evaluating various financing sources including working lines of credit, loans and equity investments to finance the Company's planned expansion.

RESULTS OF OPERATIONS (1996 AS COMPARED TO 1995)

Revenues

Revenues increased $126,410 or 2.9% to $4,545,008 for the year ended December 31, 1996, compared to revenues of $4,418,598 for the year ended December 31, 1995. This increase was the result of increases in money transfer, lottery and transit ticket revenues of $268,543, $47,299 and $38,036, respectively, offset by a decrease in check cashing revenues of $235,201.

Money transfer revenues increased as a result of amortizing approximately $303,000 of the $2,150,000 signing and new store bonuses received in 1996. This increased amortization was offset by decreases in money transfer revenues at the six service center locations closed in 1995 and six in 1996. Activity at the remaining stores was relatively flat with money transfer revenues at stores opened in 1996 offsetting decreases experienced at other stores. Lottery and transit ticket revenues increased as a result of opening two Mega stores in 1996.

The decrease in check cashing revenues was primarily the result of discontinuing the service to one of the Company's corporate accounts and closure of six service centers in 1995 and six in 1996. These decreases were offset by increased check cashing revenues at one of the Mega stores and revenues at the new service centers opened in 1996. Check cashing revenues at the location servicing the corporate account has decreased approximately $130,000. The Company decided to discontinue the service to the corporate account due to the high exposure to bad checks. The six locations closed in 1995 and six in 1996 represented approximately $254,000 in decreased check cashing revenues for 1996 as compared to 1995. These decreases were offset by an approximate $108,000 and $115,000 increase in check cashing revenues at other stores and the new service centers opened in 1996. In addition, some service centers have experienced decreases due to various price promotions from competing money transfer providers that have had an effect on our check cashing revenues.

Operating Expenses

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses increased $193,783 or 3.7% to $5,501,085 for the year ended December 31, 1996, compared to 1995.

General and administrative expenses increased $202,197 or 4.0% to $5,290,462 for the year ended December 31, 1996, compared to 1995.
This increase resulted primarily from a $230,003, $36,981, $23,459 and $22,390 increase in payroll, bad debt, repairs and maintenance and depreciation expense, respectively, offset by decreases of $54,489, $51,427 and $45,959 in advertising, accounting and legal expenses, respectively.

Payroll expenses increased due to several factors including hiring a Chief Information Officer, merit increases, increases in the minimum store clerk wage from $6.00 to $7.00, significant overtime pay due to staff shortages and payroll associated with the three new four stores opened in 1996. Thesse increases were offset by payroll decreases at the six service centers closed in 1995 and six in 1996.

Bad debt expense as a percentage of check cashing revenues increased from 10.4% to 13.0% for 1996 as compared to 1995. This increase was primarily the result of approximately $60,000 in checks outstanding at December 31, 1995 being written-off in 1996 due to uncollectibility.

Repairs and maintenance increased due to painting and minor repairs on several of the existing locations during 1996.

Depreciation expense increased due to the opening of four service centers in 1996.

Advertising expense decreased as a result of reviewing the existing advertising program and making revisions where appropriate. In addition, a $28,400 advertising reimbursement receivable for 1994 was written-off to advertising expense in 1995 thus overstating 1995's expense.

Accounting fees decreased as a result of reorganzing the accounting department which made for a more efficient year end external audit.

Legal expense decreased as a result of settling a legal dispute in 1996. Significant legal expense was incurred on this dispute in 1995.

Operating Loss

Operating loss increased $67,373 or 7.5% to $956,077 for the year ended December 31, 1996, compared to an operating loss of $888,704 for the year ended December 31, 1995. However, if the operating loss is adjusted by the approximate $140,000 loss incurred by stores closed during 1996, the operating loss for 1996 would have been approximately $816,000 which is lower than the operating loss for 1995.

Other Income (Expenses)

Overall, other net expenses increased $66,813 for the year ended December 31, 1996, as compared to 1995. This increase is primarily the result of the write-off of a software program recorded on the books with a basis of $225,000 offset by a decrease in nonoperating legal expense of $188,636. The software program was written-off due to the purchase of a new point of sale program in December 1996. The old software program was due from an outside vendor but never received. The Company is in the process of obtaining a legal judgement from the outside vendor for failure to supply the software. In 1995, the Company incurred legal cost associated with a case involving the State of Arizona and a business that the Company had dealings with in a prior year. The Company was not named in the case but obtained legal counsel to represent certain officers, directors and employees during the investigation.


ITEM 7	Consolidated Financial Statements and Independent Auditors'
Report







        Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Supermail International, Inc.

We have audited the accompanying consolidated balance sheet of Supermail International, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supermail International, Inc. and subsidary as of December 31, 1996, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 11, 1997





            SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET


                        December 31, 1996




                            ASSETS

Current assets:
	Cash and equivalents		                             $1,818,877
	Trade accounts receivable, less allowance for
	 doubtful accounts	of $240,691	                        	291,257
	Officer receivables		                                      9,473
	Notes receivable	                                    	154,000
	Investment in marketable securities	                       	199,999
	Prepaid expenses	                                     	177,124
	Other current assets	                            	     27,153
                                                              ---------
			Total current assets	                          2,677,883
                                                              ---------
Property and equipment, net	                              	  1,260,389
                                                              ---------
Intangible assets:
	Covenants not to compete, net                         		 34,469
	Goodwill, net	                                        	291,860
	Other intangibles, net	                               	    267,597
                                                              ---------
				                                                593,926
                                                              ---------
Other		                                            	     90,807
                                                              ---------
                                            				 $4,623,005
                                                              =========






    See accompanying notes to consolidated financial statements.





                 SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET, Continued


                            December 31, 1996




                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
	Current maturities of capitalized leases payable	     $   48,661
	Accounts payable	                                    	207,315
	Advances from officer	                                	 24,380
	Accrued liabilities:
		Accrued payroll, payroll taxes and benefits              97,637
		Accrued money order and
		 money transfer drafts payable                        1,365,013
		Other	                                                 74,407
                                                              ---------
			Total current liabilities	                      1,817,413

Capitalized leases payable, net of current maturities          	263,914
Deferred income	                                        	  1,802,783
                                                              ---------
			Total liabilities	                              3,884,110
                                                              ---------

Commitments (Notes 9 and 12)

Stockholders' equity:

    Preferred stock - no par value; authorized 50,000
        shares; none issued and outstanding
	Common stock - par value $.06 per share; authorized
		15,000,000, issued and outstanding 7,646,853        	458,811
	Additional paid-in capital	                          	 19,204,375
	Accumulated deficit                             		(15,898,729)
                                                             ----------
                                                              3,764,457
Less receivables from officers, directors and
     others related to issuance of common stock-
     1,107,666 shares held under notes receivable            (3,025,562)
                                                              ---------
			Total stockholders' equity                          738,895
                                                              ---------
                                                            $ 4,623,005
                                                              =========


      See accompanying notes to consolidated financial statements.



            SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS

                Years Ended December 31, 1996 and 1995


				                           1996      	    1995
                                          ------           ------

Sales and commissions		            $4,545,008 	     $4,418,598
Operating expenses		                 5,501,085 	      5,307,302
                                         ---------        ---------
		Operating loss	            	  (956,077)	       (888,704)
                                         ---------        ---------
Other income (expense):
	Interest income		                     7,307      	  3,462
	Interest expense	              	   (40,818)     	(35,572)
	Loss on disposal of assets	          (251,961)     	(20,216)
	Other, net	                    	   (25,940)	       (192,273)
                                         ---------        ---------
				                          (311,412)	       (244,599)
                                         ---------        ---------
		Loss before income taxes    	(1,267,489)	     (1,133,303)

Income taxes                		       (12,700)	         (2,700)
                                         ---------         ---------
		Net loss                	   $(1,280,189)     $(1,136,003)
                                        ==========        =========

Net loss per common share	           $     (0.17)  	 $    (0.12)
                                        ==========        =========
Weighted average common
 shares outstanding                 	 7,646,853        9,537,862
                                         =========        =========










    See accompanying notes to consolidated financial statements.

                                      SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Years ended December 31, 1994 and 1995

	     	                   -----Common Stock-----
	                             Number of      Par	    Additional    	Accumulated        Notes
	                              Shares       Value  Paid-in-Capital	  Deficit        Receivable     Total
                               ------------------------------------------------------------------------------------
Balance at December 31, 1994     9,782,177   $586,930	$21,359,720	    $(13,482,537)   $(5,324,026)  $ 3,140,087
Cancellation of stock purchased
 with notes receivable          (2,175,000)  (130,500)   (2,167,964)           -          2,298,464        -
Net loss            	            -          -              -           (1,136,003)         -        (1,136,003)
                               ------------------------------------------------------------------------------------
Balance at December 31, 1995     7,607,177	  456,430	 19,191,756      (14,618,540)    (3,025,562)    2,004,084
Stock issued in liew of cash
 compensation                       39,676      2,381        12,619                                        15,000
Net loss                                                                  (1,280,189)                  (1,280,189)
                               ------------------------------------------------------------------------------------
Balance at December 31, 1996     7,646,853   $458,811   $19,204,375     $(15,898,729)   $(3,025,562)  $  (738,895)
                               ====================================================================================



               See accompanying notes to consolidated financial statements.

            SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1996 and 1995

						                           1996          1995
                                               ------------   ----------
Cash flows from operating activities:
 Net loss		                           	   $(1,280,189)  $(1,136,003)
                                                ----------    ----------
  Adjustments to reconcile net loss
   to net cash provided by (used) in
    operating activities:
	Depreciation and amortization                  344,596	     313,330
	Loss on disposal of assets                     234,772		  20,216
	Issuance of common stock for
	 services rendered                              15,000     	   -
	Change in assets and liabilities:
	  Decrease in trade accounts receivable     	14,789	      68,544
	  (Increase) decrease in prepaid expenses	   (79,203)	     101,407
	  (Increase) decrease in other current assets   (7,108)	      39,393
	  (Decrease) increase in accounts payable	    (4,949)	     157,092
	  Increase in accrued payroll, payroll taxes
	   and benefits                                  6,436         4,807
	  (Decrease)increase in accrued
	    drafts payable	                          (724,819)		 617,935
	  Increase (decrease) in other
	    accrued liabilities                          2,116      (169,762)
	  Increase (decrease) in income
	   taxes payable	                            10,000       (36,845)
      Increase (decrease) in deferred income     1,680,683      (122,100)
                                                ----------     ---------
	      Net cash provided by (used in)
	       operating activities	                   212,124      (141,976)
                                                ----------     ---------
Cash flows from investing activities:
	Proceeds on sale of assets                  	 1,700        17,000
	Loan under a note receivable            	     -           (30,000)
	Capital expenditures                          (463,889)     (145,357)
	Advances (made to) collected from officers
	 and directors, net                     	    (9,194)        7,096
	(Increase) decrease in other
	 long-term assets                   	        (5,172)	       8,033
                                                ----------     ---------
		  Net cash used in investing activities	  (476,555)     (143,228)
                                                ----------     ---------
Cash flows from financing activities:
	Proceeds from short-term borrowings        	 2,519,500     1,221,000
	Repayments of short-term borrowings        	(2,519,500)   (1,221,000)
    Proceeds from advances from officers and
     employee                                        -           304,600
    Payments on advances from officers and
     employee                                      (96,144)     (184,076)
	Principal payments on debt	                   (35,857)      (10,720)
		  Net cash (used in) provided           ----------     ---------
		   by financing activities	              (132,001)      109,804
                                                ----------    ----------
Net decrease in cash and equivalents	          (396,432)     (175,400)
Cash and equivalents at beginning of year	     2,215,309     2,390,709
                                                ----------    ----------
Cash and equivalents at end of year            $ 1,818,877    $2,215,309
                                                ==========     =========
      See accompanying notes to consolidated financial statements

                SUPERMAIL INTERNATIONAL, INC AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Line of Business

The consolidated financial statements include the accounts of Supermail International, Inc. (the Company), and its wholly-owned subsidiary, Supermail International of Utah, Inc. The Company offers a wide range of non-banking financial and communication services through its retail service centers. These services include check cashing, money transfer and money orders through MoneyGram and Integrated Payment Systems and food stamp distribution. The Company's concentration of customers is in the states of California, Virginia and Maryland.

(b) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has had a history of net losses over the past several years and has an accumulated deficit of $15,898,729 at December 31, 1996.

In view of the matters described in the preceeding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to meet its financing requirements and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

During the past year, management closed several unprofitable locations, entered into an agreement with MoneyGram that provided a $2 million upfront bonus and a bonus for each new store opened over the next seven years, opened two new Mega-stores and generated positive cash flows from operations.
During 1997, the Company plans to open five Mega-stores, close one unprofitable service center, and has already taken steps to reduce major expenses such as payroll, bank service charges, rent and telephone expense. In addition, the Company plans to sell its investment in marketable securities and collect on its notes receivable which will result in additional cash flow of approximately $350,000.

(c) Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Marketable Equity Securities

The Company accounts for marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities"
(FAS 115).

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determination at each balance date. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders'equity. At December 31, 1996, the Company had no investments that qualified as trading or held to maturity.

Marketable equity securities are valued based quoted market prices.

(e) Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset.

During 1996, the Company wrote-off assets associated with the closure of six service centers and computer software. The software program was written-off due to the purchase of a new point of sale program in December 1996. The old software program was due from an outside vendor but never received. These write-offs resulted in a loss on disposal of assets totaling $251,961 for the year ended December 31, 1996.

(f) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

(g) Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding, including common stock equivalents (stock options outstanding during the period), except where the inclusion of these common stock equivalents would produce an anti-dilutive effect. In 1996 and 1995, common stock equivalents have not been used in computing the weighted average number of shares because of the anti-dilutive effects. The calculation of fully diluted loss per share does not differ materially from primary loss per share for 1996 and 1995.

(h) Reclassifications

Certain reclassifications have been made to the 1995 financial statements in order to conform with the 1996 presentation.

(i) Statements of Cash Flows

Cash and equivalents include cash on hand and cash in banks. Cash equivalents are considered to be all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase.

(j) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for captialized lease obligations also approximate fair value because current interest rates offered to the Company for similar leases are substantially the same.

(2) RELATED PARTY TRANSACTIONS

During 1996, repayment of advances to officer amounted to $96,144. These advances have no specific repayment terms and carry interest rates from 9% to 19% per annum. Of the $24,380 balance owed at December 31, 1996, an officer has the option of converting the balance into restricted common stock at $.03 per share. In addition, advances to officers increased $9,194 in 1996.

(3) SIGNIFICANT SUPPLIER

The Company's money transfer services have been provided through one supplier during 1996 and 1995. Services provided through this supplier resulted in commissions of approximately $1,579,000 and $1,311,000 for 1996 and 1995, respectively and a corresponding receivable of approximately $205,000 at December 31, 1996.

Money transfer revenues constituted 35% and 30% of total revenues during 1996 and 1995, respectively. Under the terms of the agreement, the Company's money transfer supplier may terminate the agency agreement for the following reasons: if the Company fails to remit monies due under the trust agreement; if there is a material adverse change in the financial condition of the Company; if the Company does not obtain the supplier's prior consent to any sale, merger, or transfer of ownership of the Company; or if the Company fails to comply with state or federal laws which regulate the Company's business. As permitted by the agreement, the Company commingles trust funds held for the money transfer supplier with its own funds. As a result a substantial portion of the cash balance is held in trust for payment of amounts due the money transfer supplier at December 31, 1996. In the ordinary course of business this amount is settled within a few business days.

(4) NOTES RECEIVABLE

The Company has a $200,000 note receivable reduced by a valuation allowance of $76,000 from a privately held corporation that bears interest at 8.5% per annum and is due December 31, 1995. This note is in default and the Company is working with its legal counsel and management of the privately held corporation on a settlement. This note is partially collateralized by common stock of a publicly traded company.

In addition, the Company has a $30,000 note receivable from a publicly held corporation that bears interest at 8.5% per annum and was due May
23, 1995. The note is in default and the Company has obtained a default judgement. This note is collateralized by common stock which has a market value in excess of the amount owed to the Company.

(5) MARKETABLE SECURITIES

The Company's marketable equity securities have been classified as available-for-sale, at December 31, 1996. These securites have a cost and fair value of $199,999.

(6)  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996, consists of the following:

                                                       Estimated
                                                      Useful Life
                                                      ------------

Equipment                                $1,219,041   3 - 10 years
Leasehold improvements                    1,194,731   5 - 12 years
Construction in progress                     14,250
                                          ---------
                                          2,428,022
Less accumulated depreciation
  and amortization                        1,167,633
                                          ---------
                                         $1,260,389
                                          =========

Depreciation expense in 1996 and 1995 was $215,504 and $193,114, respectively.

(7)  INTANGIBLE ASSETS

Intangible assets at December 31, 1996, consists of the following

                                                       Amortization
                                                          Period
                                                       ------------
Covenants not to compete                    $573,063   5 - 10 years
Less accumulated amortization                538,594
                                             -------
                                            $ 34,469
                                             =======

Goodwill                                    $461,076   5 - 20 years
Less accumulated amortization                169,216
                                             -------
                                            $291,860
                                             =======

Food stamp contract                          $50,000       14 years
Organization/start-up costs                  275,832        5 years
Beneficial leases                             37,525   9 - 13 years
                                             -------
Subtotal                                     363,357
Less accumulated amortization                 95,760
                                             -------
                                            $267,597
                                             =======

Amortization charged to expense in 1996 and 1995 was $129,092 and $120,216 respectively.

Covenants not to compete, food stamp contract, and beneficial leases are being amortized over the term of the contracts using the straight-line method. Organization costs and goodwill are being amortized over their estimated useful lives using the straight-line method.

During 1996, the Company incurred start-up costs $34,168 associated with the development of new markets for existing products. These costs are being amortized over five-years.

(8)  INCOME TAXES

As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $5,800,000 which expire at various amounts through 2010.

The income tax effect of temporary timing differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets and liabilities at December 31, 1996, under the provisions of SFAS 109, are as follows:

                                               Deferred Income Taxes
                                          ---------------------------
                                             Assets      (Liabilities)
                                          ------------   ------------
    Net operating loss carryforwards        $2,143,000
    Officer and Director option
     compensation expense                    2,216,000
    Signing bonus agreement                    721,000
    Difference between book and tax
     basis of fixed assets                     122,000
    Difference between book and tax
     basis of intangible assets                              $(41,000)
    Allowance for doubtful accounts            146,000
                                          ------------   ------------
                                             5,298,000        (41,000)
Less valuation allowance                     5,257,000
                                          ------------   ------------
Net long-term deferred                    $     41,000       $(41,000)
                                          ============   ============
The net change in the valuation allowance for the year ended December 31, 1996 was an increase of $338,000.

Income tax expense consists of:

                                              1995           1994
                                           ----------     ----------
Federal                                    $ (10,000)     $    -
State                                         (2,700)        (3,415)
                                            --------       --------
                                           $  (2,700)     $  (3,415)
                                            ========       ========

The Company's tax expense for 1996 and 1995 consists of minimum
California and Utah tax and the Company's federal tax expense consists of amounts due under the alternative minimum tax.

(9) LEASES

The Company is obligated under capital leases that expire at various dates during the next five years. Equipment under capital leases was $366,439 and related amortization was $33,855 as of December 31, 1996.

The Company also leases certain real estate for its corporate office and service center operations, as well as certain equipment under long-term lease agreements ranging from one to five years.

Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1996, are:

	                                       	Capital 	Operating
                                    		 Leases 	  Leases
                                            -------     ---------
	    1997	                          $  93,014	   $  442,134
	    1998	                            105,457       332,273
    	1999	                            101,686       176,587
	    2000	                             77,273       112,506
    	2001	                             71,040         6,078
	    Thereafter	                          2,002          -
                                            -------     ---------
	    Total minimum lease payments        450,472	   $1,069,578
                                                        =========
	    Less: Amount representing interest
	           (at 16% - 18%)             	137,897
                                            -------
	    Present value of net minimum
	    capital lease payments              312,575

	    Less current maturities              48,661
                                            -------
		                                  $ 263,914
                                            =======

Rent expense under operating leases in 1996 and 1995 amounted to $773,112 and $775,228, respectively.

(10)  STOCKHOLDERS' EQUITY

(a) Common Stock Transactions

On March 17, 1994, the Company entered into an agreement to issue 1,000,000 shares of the Company's common stock in exchange for 2,500,000 shares of a privately held, start-up corporation. The privately held corporation sold the Company's stock pursuant to Regulation S in exchange for notes receivable and expects to collect $1,000,000 on these notes which has been used as the basis for valuing this transaction in the Company's financial statements. The Company's investment in the privately held corporation has been netted against stockholders' equity until the notes receivable are collected in full.

In September 1994, the Company sold 1,000,000 shares of the privately held corporation discussed above for $2.00 per share. Consideration for this sale was a $2,000,000 note receivable, bearing interest at 8% per annum; due on August 31, 1995. These notes are in default and the Company is determining its course of action due. This transaction has not been accounted for in the financial statements due to the uncertainty of collection.

During 1994, the Company received $2,623,688 in cash and notes receivable, net of selling costs of $208,408 from the issuance of 1,594,250 shares of common stock valued at $1.75 to $2.00 per share in connection with restricted stock private placements and a Regulation S offering. Notes receivable from the Regulation S offering of $1,775,456 bearing interest at 8% per annum; due in June 1995, are outstanding at December 31, 1996 and are shown as a reduction of Stockholders' Equity. These notes are in default and the Company is the process of canceling the shares not paid for and held by the Company's former legal counsel.

On February 16, 1996, the Board of Directors authorized the cancellation of 2,175,000 shares of restricted common stock along with the related notes receivable and accumulated interest to certain officers, directors and employees of the Company. This transaction was reported as of November 20, 1995, the date new options were granted and cancellation of these shares was contemplated.

(b) Incentive Compensation Plan

The 1987 Incentive Compensation Plan provides for granting up to 416,667 shares of common stock to key employees at an exercise price of at least the fair market value at the time of grant. Options granted expire five years from date of grant. The Plan has 11,667 shares under option which are reserved and ungranted as of December 31, 1996.

(c) Other Options

On November 20, 1995, the Company's Board of Directors approved the grant of a two-year option to purchase 2,820,000 shares of common stock to certain officers, directors and employees at $0.13 per share, the bid price on the date of grant. Said options, when exercised, will be subject to nonrecourse promissory notes and the related shares will be registered under an S-3 registration statement or other registratio as recommended by legal counsel. As of December 31, 1996, no options were exercised.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                            Year Ended December 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
    Net loss
        As reported                       $(1,280,189)  $(1,136,003)
        Pro forma                         $(1,280,189)  $(1,361,603)
    Loss per share
        As reported                       $     (0.17)  $     (0.12)
        Pro forma                         $     (0.17)  $     (0.14)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions ended December 31, 1996): dividend yields of 0%; expected volatility of 110%; risk-free interest rate of 7%; and expected life of 2 years. The weighted-average fair value of options granted during the year ended December 31, 1995 for which the exercise price equals the market price on the grant date was $0.08, and the weighted-average exercise price was $0.13.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have character-istics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

On April 22, 1994, The Company's Board of Directors approved the grant of an option to purchase 100,000 shares of restricted common stock to each of the three new board members at $3.00 per share, the market price on the date of grant. These options are exercisable for a five-year period commencing November 24, 1994. As of December 31, 1996, no options were exercised.

(11) DEFERRED INCOME

On December 22, 1995, the Company amended its agreement with MoneyGram to offer money transfer services. This amendment extended the term of the original agreement for seven years beginning in 1996. As consideration for signing this amendment, the Company received an up-front signing bonus of $2,000,000, and certain guaranteed payments and future incentives for opening new MoneyGram service locations over the term of the agreement. During the third quarter of 1996, the Company received $150,000 in new store bonuses. The signing and new store bonuses are being amortized over the life of the agreement on a straight-line basis. The other terms and condition in the original agreement, as described in note 3, remain the same.

(12) COMMITMENTS

(a) Employment Contracts

The Board of Directors approved employment agreements for certain key officers and employees ranging from one to five years. These proposed agreements provide for minimum annual compensation of $340,000 and bonuses to be determined by the compensation committee. The Company is in the process of finalizing the agreements.

On December 1, 1988, the Company entered into a deferred compensation agreement with the Company's Chief Executive Officer (CEO). Under terms of the agreement, upon retirement from active and daily employment following her sixty-fifth birthday, the Company will pay as deferred compensation for past services rendered to the Company the amount of $134,508 payable in ten equal installments. The liability will be funded by a split-dollar life insurance policy on her life. The yearly premium is withheld from her established salary and paid by the Company directly. She will be obligated to repay the Company the guaranteed cash surrender value ("CS") and the Company will retain collateral assignment of the CS. CS of the policy based upon industry annuity tables will equal the deferred compensation due to the Company's CEO at age 65. Accruals are made currently under the terms of the agreement.

(b) Litigation

The Company is subject to legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operation or cash flow of the Company.

(13) SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental disclosures of cash flow information:

Cash paid during the year for:
                                                1996          1995
                                             ----------    ----------
Interest                                        $40,818       $35,572
Income taxes                                      2,700         2,700

Supplemental schedule of noncash investing and financing activities:

The Company acquired equipment under capital leases during 1996 totaling
$315,852.

(14) OTHER EXPENSES, NET

Other expenses, net, for the years ended December 31, 1996 and 1995 consisted of the following:

                                                1995          1994
                                             ----------    ----------
    Nonoperating legal costs                   $(13,356)    $(155,603)
    Consulting costs                             (1,000)      (18,180)
    Other                                       (11,584)      (18,490)
                                               --------       -------
                                               $(25,940)    $(192,273)
                                               ========       =======

(15) CONCENTRATION OF CREDIT RISK

The Company has a large number of customers in each category of revenues. Returned checks pose the largest credit risk for the Company. In 1996 the Company cashed approximately 42,000 checks totaling approximately $13,701,000 each month. The Company maintains surplus cash balances in two separate banks. At December 31, 1996, the Company has balances of approximately $1,040,000 in excess of the $100,000 insurance amount provided by the Federal Deposit Insurance Corporation
(FDIC). In order to mitigate credit risk, the majority of the Company's surplus cash balances are carried in one of California's largest banks.


ITEM 8	Changes in and Disagreements with Accountants on Accounting and
	    Financial Disclosure

None

                            	PART III


ITEM 9	Directors and Executive Officers of the Registrant

The following is a list of Company directors who have served during the periods indicated as provided below:


Name                     Age     Position with the Company     Since
--------------           ---     -------------------------    --------
Bradley D. Cox           34      Director                         1991
John J. Feliz            38      Director                         1995
Kurt Lee                 36      Chief Financial Officer          1995
Umberto Umbertino        38      Director, President
                                  and Chief Operating Officer     1993
Christine A. Umbertino   41      Director, Chairperson of
                                  the Board and Chief Executive
                                  Officer                         1985
Mercedes Veiga           44      Director, Senior Vice President
                                  and Secretary                   1995

Information About Individual Directors

BRADLEY D. COX, age 34, has been a Director of the Company since
February 1991. He is currently active as President of MC Consulting Group, a retail spa and sauna company in San Mateo, California.
Mr. Cox is also active as owner of Paradise Valley Group, an export and trading company conducting business in the United States and Japan.

JOHN J. FELIZ, age 38, has been a Director of the Company since November 1995. He has been a Space Planner with the State of California Office of Real Estate and Design in Sacramento, Ca since 1990 and also the proprietor of Feliz Interior since 1989. He is a graduate of Interior Architecture from the University of Oregon in 1983. He taught at the University of Oregon and is presently a professor at American River College in Sacramento, California.

Kurt Lee, age 36, has been the Chief Financial Officer of the Company since December 1, 1995. Prior to joining the Company, he was a senior manager with a public accounting firm. Mr. Lee has been a licensed CPA in the state of California since 1986 and is a graduate of the University of Southern California in 1983.

UMBERTO UMBERTINO, age 38, was appointed to the Board of Directors effective September 29, 1993. Mr. Umbertino was appointed President effective December 15, 1993. Mr. Umbertino has been employed by the Company since 1985 and has been Vice President in charge of Operations since 1987. Mr. Umbertino is the brother of Christine A. Umbertino.

CHRISTINE A. UMBERTINO, age 41, has been an Officer and Director of the Company since 1985. She became President and Chief Operating Officer of the Company in 1987, was elected Chief Executive Officer effective April 1, 1988 and was elected Chairperson of the Board effective September 29, 1992.

MERCEDES VEIGA, age 44, was appointed to the Board in 1995. She has been Secretary of the Company since 1987. Ms. Veiga was promoted to Senior Vice President effective December 15, 1993.


ITEM 10	Executive Compensation


                     Summary Compensation Table

                        Annual Compensation

     Name and                            Stock(Option)     All Other
Principal Position      Year  Salary($)    Number     Compensation($)(1)
------------------      ----  ---------  ------------ ------------------
Christine Umbertino     1996   $172,625        -                $5,000
Chairperson and Chief   1995   $162,000    1,400,000            $5,000
Executive Officer       1994   $151,958        -                $5,000

(1)	On December 1, 1988, the Company entered into a deferred
compensation agreement with the Company's CEO. Under the terms of the agreement, upon retirement from active and daily employment following her sixty-fifth (65th) birthday, the Company will pay a deferred compensation for past services rendered to the company in the amount of $134,508, payable in ten (10) equal installments. The liability will be funded by a split dollar life insurance policy on her life. The yearly premium is withheld from her established salary and paid by the Company directly. She will be obligated to repay the Company the guaranteed cash surrender value ("CSV") and the Company will retain collateral assignment of the CSV. CSV of the policy based upon industry annuity tables will equal the deferred compensation due the president at age 65.


Employment Contracts

The Company has entered into a five-year employment agreement with Christine A. Umbertino as Chairperson of the Board and Chief Executive Officer of the Company. The agreement calls for a five-year term commencing as of January 1, 1994, and ending December 31, 1999. The term is, however, extended by one year for each year completed unless either party terminated upon twenty (20) days notice before the end of a calendar year. Pursuant to the agreement, Ms. Umbertino's salary is $150,000, subject to increases as the Board may determine. In addition, Ms. Umbertino is to receive a bonus in an amount determined by the Board of Directors. The bonus shall not be less than five (5%) percent of the increase in consolidated operating income (as such term is defined in the Agreement) from the prior year but not to exceed 200% of her prior year compensation.

Options

On November 20, 1995, the Company's Board of Directors approved the grant of a two-year option to purchase 2,820,000 shares of common stock to certain officers, directors and employees at $0.13 per share, the bid price on the date of grant. Said options, when exercised, will be subject to nonrecourse promissory notes and the related shares will be registered under an S-3 registration statement or other registration as recommended by legal counsel. As of December 31, 1996, no options were exercised.

Directors' Compensation

The Company's directors currently serve without cash compensation. They are reimbursed for certain travel related and other out-of-pocket expenses incurred to attend Board of Directors and stockholder meetings.

ITEM 11	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 1996, regarding the share ownership of each officer and director or each person who is known to the Company to have been a beneficial owner of more than 5% of any class of stock of the Company:

                                           Amount and
                                           Nature of
                     Name and Address of   Beneficial        Percent
Title of Class      Beneficial Ownership    Ownership        of Class
--------------     ----------------------  ----------        --------
Common             Christine A. Umbertino   1,516,667 (1)(2)  14.63%
                   2201 Park Towne Circle                (3)
                   Sacramento, CA  95825

Common             Umberto Umbertino          509,267 (1)(2)   4.91%
                   Director, President and               (3)
                   Chief Operating Officer
                   2201 Park Towne Circle
                   Sacramento, CA 92825

Common             Bradley D. Cox             206,904 (1)(2)   1.99%
                   Director                              (3)
                   #12 Dockside Circle
                   Redwood Shores, CA  94065

Common             John J. Feliz               20,000 (1)(3)    .19%
                   Director
                   400 R Street, #500
                   Sacramento, CA 95816

Common             Kurt Lee                   100,000 (1)(3)    .96%
                   Chief Financial Officer
                   2201 Park Towne Circle
                   Sacramento, CA  95825

Common             Mercedes Veiga             510,959 (1)(2)   4.93%
                   Secretary and Senior                  (3)
                   Vice President
                   2201 Park Towne Circle
                   Sacramento, CA  95825
                                            ---------       --------
                                            2,863,797         27.61%
                                            =========       ========
Footnotes to Tables

(1)	Beneficial owner has sole voting power and sole investment power, to
	the Company's knowledge.

(2)	The Company holds the following number of shares listed in the table
	for payment of non-recourse promissory notes used to exercise options for the following named persons:

            Christine A. Umbertino                    116,667
            Umberto Umbertino                           8,333
            Mercedes Veiga                              8,333

(3) Includes shares' which may be acquired by officers and directors by exercise o options. Total shares exercisable under options for the named persons is as follows:

            Christine A. Umbertino                  1,400,000
            Umberto Umbertino                         500,000
            Mercedes Veiga                            500,000
            Brad D. Cox                               200,000
            Kurt Lee                                  100,000
            John J. Feliz                              20,000

    The ownership percentage figures for each person listed in this note are computed by increasing the shares outstanding by the total number of such options.

ITEM 12	Certain Relationships and Related Transactions

All transactions with affiliates of the Company are on terms no less favorable than could be obtained with unaffiliated third parties.

ITEM 13	Exhibits and Reports on Form 8-K

a.  List separately all documents filed as part of the report

(a)(1)	Financial Statements	                                  Pages
                                                                  -----
Independent Auditors' Report.                                        14
Consolidated Balance Sheets, December 31, 1996.                   15-16
Consolidated Statements of operations, Years Ended
 December 31, 1996 and 1995.                                         17
Consolidated Statements of Stockholders' Equity, Years
 Ended December 31, 1996 and 1995.                                   18
Consolidated Statements of Cash Flows, Years Ended
 December 31, 1996 and 1995.                                         19
Notes to Consolidated Financial Statements.                          20

(a)(3)	Exhibits Required by Item 601 of Regulation S-K

The following are filed as Exhibits to this registration form. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits are contained in a separate bound volume of this Form 10-K.

2.      Not applicable
3.1-a	Revised Articles of Incorporation of Omicron Industries, Inc.
3.2-a	Amendment to Articles of Incorporation (changing name
          to Supermail International, Inc.)
3.3-a	Registrant's Bylaws, as amended
3.4-b	Amendment to Articles of Incorporation (effecting 6-for-1
         reverse stock split and changing par value to $0.06 per share)
4.1		Not applicable
9.      Not applicable
10.2-a	Registrant's 1987 Incentive Compensation Plan

10.8-a	Lease for 4 Embarcadero Center, Lobby Level, San Francisco,
         California 94111
10.19-a	Lease for 2201 Park Towne Circle,Sacramento, California 95825
10.28-c	Incentive Compensation Agreement (including detail schedule)
10.30-d	Lease for 719 J Street, Sacramento, California 95814
10.31-d	Lease for 161 W. San Fernando St., San Jose, California 95113
10.32-d	Lease for 110 S. El Camino Real, San Mateo, California 95501
10.34-d	Lease for 4035 Market Street, Riverside, California 92501
10.35-d	Lease for 7020 Reseda Blvd., Reseda, California 91335
10.36-d	Lease for 6318 S. Compton Ave., Los Angeles, California 90001
10.37-d	Lease for 2688 E. Florence Ave., Huntington Park, California
        90255
10.38-d	Lease for 303 San Fernando Road, Los Angeles, California 90031
10.41-e	SSGR, Inc. Purchase Agreement
10.42-e	General Check Cashing Co. Limited Partnership Agreement
10.43-c	Lease for 6219 Van Nuys Blvd., Van Nuys, California 91401
10.44-c	Lease for 5803 N. Figueroa St., Los Angeles, California 90042
10.45-c	Lease for 1883 Daly St. #104, Los Angeles, California 90031
10.46-c	Lease for 461 Blossom Hill Rd. #H2, San Jose, California 95123
10.47-c	Lease extension and amendment for 1777 S. Winchester Blvd.,
        Campbell, California 95008
10.48-c	Exercise of option to extend lease for 303
        San Fernando Road, Los Angeles, California 90031
10.49-c	Lease for 450 Sansome Street, San Francisco, California 94111
10.50-c	Lease for 231 East 17th Street, Santa Ana, California 92706
10.51-c	Lease for 10167 Folsom Blvd., Rancho Cordova, California 95670
10.52-c	Lease for 2800 Broadway #3, Sacramento, California 95817
10.53-c	Lease for 5702 Watt Ave., North Highlands, California 95660
10.54-c	Lease for 10330 Arlington Ave. #2, Riverside, California 92505
10.55-c	MoneyGram Agency and Trust Agreement between Registrant and
         American Express Travel Related Services Company, Inc.
10.56-c	Money Order Trust Agreement between Registrant and American
         Express Travel Related Services Company, Inc.
10.57-c	Lease for 719 J Street, Sacramento, California 95814
10.58-c	Lease for 110 S. El Camino Real, San Mateo, California 94401
10.59-b	Amendment to lease for 11849 Braddock Drive, Culver City,
         California 90230
10.60-b	Letter of agreement with J. R. Bothe & Co. regarding financial public relations services
10.61-b	Amendment to lease for 10167 Folsom Blvd., Rancho Cordova,
         California 95670
10.62-f	Lease for Hwy. 191 TSEYI' Shopping Center (next to Basha's),
         Chinle Arizona 86503
10.63-f	Lease for 111 W. Pacific Coast Hwy. # D, Wilmington, California
         90744
10.64-f	Hamclo Financial Services Inc., Purchase Agreement
10.65-f	Lease for 1706 Long Beach Blvd., Long Beach, California 90813
10.66-f	Lease extension for 2800 Broadway # 3, Sacramento,
         California 95817
10.67-f	Money Order Trust Agreement between Registrant and American
         Express Travel Related Services Company, Inc. for Navajo
         Check Cashing
10.68-f	MoneyGram Agency and Trust Agreement between Registrant
         and American Express Travel Related Services Company, Inc.
         for Navajo Check Cashing
10.69-f	Contract with the Navajo Nation governing Company operations on the reservation

10.70-g	Exchange of stock between Ultra-Male Center, Inc. and the
         Company 10.71-i	Lease for 260 S. Normandie Ave.,
         Los Angeles, California 90004
10.72-i	Lease for 2400 E. Florence Ave., Huntington Park,
         California 90255
10.73-i	Lease for 3970 University Ave., Riverside, California 92501
10.74-i	Lease for 2688 E. Florence Ave., Huntington Park,
         California 90255
10.75-i	Lease for Junction Hwy 57 & Route 9, Crownpoint,
         New Mexico 87313
10.76-i	Lease for Hwy 666, Shiprock, New Mexico 87420
10.77-i	Lease for Junction Hwy 264 & Route 12, Window Rock,
         Arizona 86515
10.78-i	Lease for Hwy 160 & Hwy 163, Kayenta, Arizona 86033
10.79-j Lease for 6740 Reseda Blvd #A&B, Reseda, California 91335
10.80-j Lease for 229 & 231 E. 17th Street, Santa Ana, California 92706
10.81-j	Lease extension for 10167 Folsom Blvd, Rancho Cordova,
         California 95670
11.-c	Statement re computation of per share earnings for the
         years ended 1991, 1990 and 1989.  See page 24.
12-18.  Not applicable.
21.-h	Subsidiaries of the registrant.
23-27	Not applicable.
28.-h	Form 8, dated September 12, 1988 - Item 6.  Compensation,
         pages 30-31.
(b)		Reports on FORM 8-K.  None
        ___________________________
a		Exhibit is incorporated by reference to the same exhibit number in Registrant's Form 10 filed May 4, 1988, File No. 0-16894.

h		Exhibit is incorporated by reference to the exhibit number 22 in
         Registrant's Form 8 dated September 12, 1988, File No. 0-16894.

d		Exhibit is incorporated by reference to the same exhibit number in Registrant's Form 10-K dated March 27, 1990, File
         No. 0-16894.

e		Exhibit is incorporated by reference to Exhibit 30 and Exhibit
         31 in Registrant's Form 10-K dated March 27, 1990, File
         No. 0-16894.

c		Exhibit is incorporated by reference to the same exhibit number in Registrant's Form 10-K dated March 29, 1991,
         File No. 0-16894.

b		Exhibit is incorporated by reference to the same exhibit number
		 in Registrant's Form 10-K dated March 30, 1993, File No.
		 0-16894

f		Exhibit is incorporated by reference to the same exhibit number
 		 in Registrant's Form 10-K dated April 14, 1994, File
 		 No. 0-16894

g		Exhibit is incorporated by reference to the same exhibit number
		 in Registrant's Form 10-Q dated May 13, 1994

i		Exhibit is incorporated by reference to the same exhibit number in Registrant's Form 10-KSB dated June 5, 1995, File No.0-16894

j       Exhibit is incorporated by reference to the same exhibit number in Registrant's Form 10-KSB dated March 30, 1996, File.0-16894

	                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supermail International, Inc.
(Registrant)

By 	/s/ Christine A. Umbertino				Date 	March 28,1997
Christine A. Umbertino
Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By 	/s/ Christine A. Umbertino				Date 	March 28, 1997
Christine A. Umbertino
Chief Executive Officer and Director

By 	/s/ Umberto Umbertino 	    		    Date 	March 28, 1997
Umberto Umbertino
President & Director

By 	/s/ Kurt Lee						    Date 	March 28, 1997
Kurt Lee
Chief Financial Officer

By 	/s/ Mercedes Veiga					    Date 	March 28, 1997
Merecedes Veiga
Director

By 	/s/ John J. Feliz					    Date 	March 28, 1997
John J. Feliz
Director

By 	/s/ Bradley D. Cox					    Date 	March 28, 1997
Bradley D. Cox
Director