Form 10QSB
period 1997-03-31
SUPERMAIL INTERNATIONAL INC
filed 1997-05-15
CIK 832508

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 31, 1997
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

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

                            Yes [X]    No [  ]

     The total number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1997, was 7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by reference:
1. Portions of the Report on Form 10-KSB(SEC File No. 0-16894) dated December 31, 1996, are incorporated by reference in Part I.

Transitional Small Business Disclosure Format (check one):

                        Yes [  ]    No [X]

                     Supermail International, Inc.

                          Table of Contents


                                                                 Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          March 31, 1997                                         3 - 4

          Condensed Consolidated Statements of Income
          Three-Month Period Ended March 31, 1997 and 1996           5

          Condensed Consolidated Statements of Cash Flows
          Three-Month Period Ended March 31, 1997 and 1996           6

          Notes to Condensed Consolidated Financial Statements   7 - 8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9 - 11

PART II.  OTHER INFORMATION                                         12

SIGNATURES                                                          13

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET


                            March 31, 1997


                                ASSETS

Current assets:
 Cash and equivalents                                         $2,169,054
 Trade accounts receivable, less allowance for
   doubtful accounts of $300,248                                 275,437
 Officer receivables                                              12,343
 Notes receivable                                                154,000
 Investment in marketable securities                             199,999
 Prepaid expenses                                                143,035
 Other current assets                                             36,349
                                                               ---------
                         Total current assets                  2,990,217
                                                               ---------

Property and equipment, net                                    1,205,331
                                                               ---------
Intangible assets:
 Covenants not to compete, net                                    31,594
 Goodwill, net                                                   286,402
 Other intangibles, net                                          255,439
                                                               ---------
                                                                 573,435
                                                               ---------

Other                                                             87,807
                                                               ---------
                                                              $4,856,790
                                                               =========







  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET, Continued


                            March 31, 1997



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Current maturities of capitalized leases payable            $    47,954
 Accounts payable                                                465,123
 Advances from officers and employees                            100,880
 Accrued liabilities:
     Accrued payroll, payroll taxes and benefits                  92,440
     Accrued money order and money transfer drafts payable     1,529,558
     Other                                                        66,821
                                                              ----------
                         Total current liabilities             2,302,776


Capitalized leases payable, net of current maturities            253,408
Deferred income                                                1,725,821
                                                              ----------
                         Total liabilities                     4,282,005
                                                              ----------
Commitments

Stockholders' equity:

 Preferred stock - no par value; authorized 50,000 shares;
     none issued and outstanding
 Common stock - par value $.06 per share; authorized
     15,000,000, issued and outstanding 7,646,853                458,811
 Additional paid-in capital                                   19,204,375
 Accumulated deficit                                         (16,062,839)
                                                              ----------
                                                               3,600,347
Less receivables from officers, directors and others
 related to issuance of common stock - 1,107,666 shares
 held under notes receivable                                  (3,025,562)
                                                              ----------
                         Total stockholders' equity              574,785
                                                              ----------
                                                             $ 4,856,790
                                                              ==========


  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

            Three-Month Period Ended March 31, 1997 and 1996


                                                    1997         1996
                                                 ---------     ---------

Sales and commissions                           $1,153,847    $1,120,271
Operating expenses                               1,286,102     1,284,655
                                                 ---------     ---------

     Operating loss                               (132,255)     (164,384)
                                                 ---------     ---------

Other income (expense):
 Interest income                                       219         4,094
 Interest expense                                  (34,563)      (15,275)
 Other, net                                          3,389         4,600
                                                 ---------     ---------
                                                   (30,955)       (6,581)
                                                 ---------     ---------

     Loss before income taxes                     (163,210)     (170,965)

Income taxes                                          (900)       (2,400)
                                                 ---------     ---------
     Net loss                                    ($164,110)    ($173,365)
                                                 =========     =========

Net loss per common share                           ($0.02)       ($0.02)
                                                 =========     =========

Weighted average common shares outstanding       7,646,853     7,646,853
                                                 =========     =========











     See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            Three-Month Period Ended March 31, 1997 and 1996


                                                     1997          1996

                                                  ----------    ----------
Cash flows from operating activities:
       Net cash provided by (used in)
        investing activities                     $  284,982    $1,263,451

Cash flows from investing activities:
     Capital expenditures                            (3,592)     (237,173)
     Increase in other long-term assets               3,500       (15,500)
                                                  ---------      --------
       Net cash used in investing activities            (92)     (252,673)
                                                  ---------      --------

Cash flows from financing activities:
     Proceeds on short-term borrowings            2,570,000       869,500
     Repayments of short-term borrowings         (2,570,000)     (869,500)
     Proceeds from advances from officers
       and employees                                237,000          -
     Payments on advances from officer
       and employees                               (160,500)      (80,815)
     Principal payments on debt                     (11,213)       (2,679)
                                                  ---------      --------
       Net cash used in financing activities         65,287       (83,494)
                                                  ---------      --------
Net increase (decrease) in cash and
  cash equivalents                               $  350,177    $  927,284
                                                  =========      ========


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the three-month period
   ended March 31, for:
     Interest                                       $34,563      $15,275
     Income taxes                                   $10,100      $ 2,400
  Compensation paid through issuance of
   restricted common stock                          $  -         $15,000










     See accompanying notes to consolidated financial statements

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated herein by reference.

Loss per share is computed using the weighted average number of shares outstanding, including common stock equivalents (stock options outstanding during the period), except where the inclusions of these common stock equivalents are anti-dilutive. In 1997 common stock equivalents have not been used in computing the weighted average number of shares because they are anti-dilutive. Fully diluted (loss)earnings per share does not differ materially from primary earnings per share.

(2)  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1997, consists of the following:

       Equipment                                              $1,219,765

       Construction in progress                                   14,250

       Leasehold improvements                                  1,197,600
                                                               ---------
                                                               2,431,615

       Accumulated depreciation                                1,226,284
                                                               ---------
                                                              $1,205,331
                                                               =========

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)  INTANGIBLE ASSETS

Intangible assets at March 31, 1997, consists of the following:

       Covenants not to compete                                 $573,063

       less accumulated amortization                             541,469
                                                                 -------
                                                                $ 31,594
                                                                 =======

       Goodwill                                                 $461,076

       Less accumulated amortization                             174,674
                                                                 -------
                                                                $286,402
                                                                 =======

       Other intangibles                                        $363,357

       Less accumulated amortization                             107,918
                                                                 -------
                                                                $255,439
                                                                 =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased $350,177 to $2,169,054 for the three-month period ended March 31, 1997. Cash was provided by operating and financing activities of $284,982 and $65,287, respectively, and used in investing activities of $92.

Net working capital decreased $173,029 to $687,441 as of March 31, 1997 compared to $860,470 as of December 31, 1996. This decrease was the result of funding the net loss for the three-month period ended March 31, 1997.

Cash provided by financing activities is the result of the Company borrowing money on a short-term basis to support its higher check cashing volume. The Company received and repaid $2,570,000 in borrowings from outside parties during the three-month period ended March 31, 1997. In addition, the Company received and repaid advances to officers and employees of $237,000 and $160,500, respectively.

During 1997, the Company has taken a stringent look at all aspects of the business in an effort to reduce its losses and achieve a positive cash flow position. These efforts have resulted in closing two unprofitable service locations during the three-month period ended March 31, 1997. In addition, all expense categories are evaluated on an ongoing basis and cuts made as deemed feasible.

During the second quarter of 1997, the Company plans to sell its marketable securities and settle its two outstanding note receivables. The total monies to be received from these future sources of working capital are uncertain due to the volatility of a Small-Cap stock and the cash resources available from the debtors.

Based on its existing working capital and ability to borrow monies on a short-term basis, the Company believes it will have sufficient resources to finance its operating requirements. In addition, the Company is evaluating various financing sources including working lines of credit, loans and equity investments to finance the Company's planned expansion.


RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 1997 Compared to Three-Month Period Ended March 31, 1996


Revenues:

Revenues increased $33,577 or 3.0% to $1,153,847 for the three-month period ended March 31, 1997 compared to revenues of $1,120,271 for the same period in 1996. This increase was primarily the result of increases in money transfer and phone card revenues of $26,428 and $27,200, respectively, offset by a $20,939 decrease in check cashing revenues.

The increase in money transfer revenues is the result of revenues associated with new service centers opened in 1996 and an increase in the minimum annual commission from the Company's money transfer supplier.

The increase in phone card revenue is the result of the Company offering phone cards to their customers in the latter part of 1996. No revenues were earned during the three-month period ended March 31, 1996.

Check cashing revenues decreased due to the closure of six service centers in 1996 and two in 1997. This decrease was offset by revenues earned at three service centers opened during 1996. In addition, a decrease in revenues has been experienced at a few service centers due to increased competition in the area.

Operating expenses:

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses increased $1,447 for the three-month period ended March 31, 1997, compared to the same period for 1996.

This increase is primarily the result of increases in phone card, payroll and travel expenses of $19,203, $41,704 and $21,143, respectively, offset by decreases in rent and telephone expenses of $30,262 and $23,277, respectively. The majority of the other expense categories have experienced decreases.

Phone card cost is attributable to phone card sales noted above.

Payroll costs increased $66,533 as a result of opening three new service centers in 1996. This increase was offset by a $45,413 decrease in payroll associated with the six service centers closed in 1996 and two closed in 1997. In addition, two service centers payroll increased due to higher volume experienced by the service centers.

Travel expenses increased as a result of hiring an internal auditor who traveled 80 percent of the time. In addition, several trips were made to the east coast to oversee the retail program.

Rent decreased $41,030 as a result of closing the six service centers in 1996 and two in 1997. This decrease was offset by a $11,426 increase in rent associated with new service centers opened in 1996.

Telephone expense decreased as the result of changing the Company's local and long distance carrier.

Other income (expenses):

Interest expense increased $19,288 as a result of an increase in short-term borrowings.

Operating Loss:

Operating loss decreased $32,129 to $132,255 for the three-month period ended March 31, 1997 compared to a $164,384 operating loss for the same period in 1996. Of the 1997 operating loss, approximately $25,000 was attributable to two stores closed during the three-month period ended March 31, 1997. In addition, approximately $17,000 of the 1997 operating loss was attributable to two nonoperating store leases. One of these leases expired in April 1997 and the Company plans to sublease the other facility.

Economy:

Management believes that the current economic conditions have not had a significant impact on continuing operations nor will they have a significant effect on future operations.

Inflation:

Management believes that inflation has not had a significant effect on continuing operations nor will it have a significant effect on future operations.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
     See legal proceeding described in the 1996 Form 10-KSB.

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

Supermail International, Inc.
(Registrant)


By   /s/ K. Lee                              Date        May 15, 1997
     -----------------------                       ----------------------
     K.Lee
     Chief Financial Officer