Form 10QSB
period 1997-06-30
SUPERMAIL INTERNATIONAL INC
filed 1997-08-14
CIK 832508

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 1997
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

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

                            Yes [X]    No [  ]

     The total number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1997, was 7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by reference:
1. Portions of the Report on Form 10-KSB(SEC File No. 0-16894) dated December 31, 1996, are incorporated by reference in Part I.

Transitional Small Business Disclosure Format (check one):

                        Yes [  ]    No [X]

                     Supermail International, Inc.

                          Table of Contents


                                                                       Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          June 30, 1997                                                3 - 4

          Condensed Consolidated Statements of Income
          Three and Six Months Ended June 30, 1997 and 1996                5

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996                          6

          Notes to Condensed Consolidated Financial Statements         7 - 8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9 - 11

PART II.  OTHER INFORMATION                                               12

SIGNATURES                                                                14

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET


                          June 30, 1997


                                ASSETS

Current assets:
 Cash and equivalents                                         $1,840,097
 Trade accounts receivable, less allowance for
   doubtful accounts of $361,519                                 291,903
 Officer receivables                                              12,828
 Notes receivable                                                137,967
 Prepaid expenses                                                162,332
 Other current assets                                             50,111
                                                               ---------
                         Total current assets                  2,495,238
                                                               ---------

Property and equipment, net                                    1,154,363
                                                               ---------
Intangible assets:
 Covenants not to compete, net                                    28,719
 Goodwill, net                                                   280,945
 Other intangibles, net                                          243,534
                                                               ---------
                                                                 553,198
                                                               ---------

Other                                                             87,207
                                                               ---------
                                                              $4,290,006
                                                               =========







  See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET, Continued


                          June 30, 1997



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Current maturities of capitalized leases payable            $    47,954
 Current maturities of note payable                                8,373
 Accounts payable                                                358,350
 Advances from officer                                            13,267
 Accrued liabilities:
     Accrued payroll, payroll taxes and benefits                  85,239
     Accrued money order and money transfer drafts payable     1,615,072
     Other                                                        66,344
                                                              ----------
                         Total current liabilities             2,194,599



Capitalized leases payable, net of current maturities            243,960
Note payable, net of current maturities                           60,422
Deferred income                                                1,648,859
                                                              ----------
                         Total liabilities                     4,147,840
                                                              ----------
Commitments

Stockholders' equity:

 Preferred stock - no par value; authorized 50,000 shares;
     none issued and outstanding
 Common stock - par value $.06 per share; authorized
     15,000,000, issued and outstanding 7,646,853                458,811
 Additional paid-in capital                                   19,204,375
 Accumulated deficit                                         (16,495,458)
                                                              ----------
                                                               3,167,728
Less receivables from officers, directors and others
 related to issuance of common stock - 1,107,666 shares
 held under notes receivable                                  (3,025,562)
                                                              ----------
                         Total stockholders' equity              142,166
                                                              ----------
                                                             $ 4,290,006
                                                              ==========


  See accompanying notes to consolidated financial statements.

                             SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,

                                                    1997         1996         1997          1996
                                                 ---------     ---------    ---------     ---------
Sales and commissions                           $1,104,534    $1,193,880   $2,258,381    $2,314,151
Operating expenses                               1,261,831     1,485,899    2,547,933     2,770,555
                                                 ---------     ---------    ---------     ---------

     Operating loss                               (157,297)     (292,019)    (289,552)     (456,404)
                                                 ---------     ---------    ---------     ---------

Other income (expense):
 Interest income                                       226         2,779          445         6,872
 Interest expense                                  (50,956)       (4,224)     (85,519)      (19,499)
 Other, net                                       (224,592)        3,300     (221,203)        7,900
                                                 ---------     ---------    ---------     ---------
                                                  (275,322)        1,855     (306,277)       (4,727)
                                                 ---------     ---------    ---------     ---------

     Loss before income taxes                     (432,619)     (290,164)    (595,829)     (461,131)

Income taxes                                          -             -            (900)       (2,400)
                                                 ---------     ---------    ---------     ---------
     Net loss                                    ($432,619)    ($290,164)   $(596,729)    $(463,531)
                                                 =========     =========    =========     =========

Net loss per common share                           ($0.06)       ($0.02)       ($.08)       ($0.06)
                                                 =========     =========    =========     =========

Weighted average common shares outstanding       7,646,853     7,646,853    7,646,853     7,646,853
                                                 =========     =========    =========     =========










          See accompanying notes to consolidated financial statements.

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              Six-Month Period Ended June 30, 1997 and 1996


                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
       Net cash provided by (used in)
        operating activities                       $ (106,548)   $848,906
                                                    ---------    --------
Cash flows from investing activities:
     Capital expenditures                             (11,525)   (393,564)
     Proceeds from sale of marketable securities      102,027        -
     Advances to officers                              (3,355)    (21,615)
     (Decrease) increase in other long-term assets      3,600     (16,213)
                                                    ---------    --------
       Net cash provided by
        (used in) investing activities                 90,747    (431,392)
                                                    ---------    --------

Cash flows from financing activities:
     Proceeds from advances                         6,611,000     969,500
     Payments on advances                          (6,611,000    (969,500)
     Advances from officers and employees             409,000        -
     Payments on advances
      from officers and employees                    (420,113)    (89,011)
     Proceeds from note payable                        70,000        -
     Principal payments on
      capital leases and note payable                 (21,866)     (5,359)
                                                    ---------    --------
     Net cash provided by
        (used in) financing activities                 37,021     (94,370)
                                                    ---------    --------
Net increase in cash and cash equivalents          $   21,220   $ 323,144
                                                    =========    ========



Supplemental Disclosures of Cash Flow Information:

  Cash paid during the six-month period
   ended June 30, for:
     Interest                                       $85,519     $ 3,605
     Income taxes                                   $10,100     $ 2,400
  Compensation paid through issuance of
   restricted common stock                          $  -        $15,000










     See accompanying notes to consolidated financial statements

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

(2)  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997, consists of the following:

       Equipment                                              $1,221,262

       Construction in progress                                   14,250

       Leasehold improvements                                  1,203,784
                                                               ---------
                                                               2,439,296

       Accumulated depreciation                                1,284,933
                                                               ---------
                                                              $1,154,363
                                                               =========

              SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)  INTANGIBLE ASSETS

Intangible assets at June 30, 1997, consists of the following:

       Covenants not to compete                                 $573,063

       less accumulated amortization                             544,344
                                                                 -------
                                                                $ 28,719
                                                                 =======

       Goodwill                                                 $461,076

       Less accumulated amortization                             180,131
                                                                 -------
                                                                $280,945
                                                                 =======

       Other intangibles                                        $363,610

       Less accumulated amortization                             120,076
                                                                 -------
                                                                $243,534
                                                                 =======


(4) NOTE PAYABLE

In April 1997, the Company obtained a loan for $70,000. This loan bears interest at 25% per annum and is payable in monthly installments of principal and interest of $2,055 through April 2002.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased $21,220 to $1,840,097 for the six-month period ended June 30, 1997. Cash was provided by investing and financing activities of $90,747 and $37,021, respectively. Cash was used in operating activities of $106,548.

Net working capital decreased $584,809 to $275,661 as of June 30, 1997 compared to $860,470 as of December 31, 1996. This decrease was the result of funding the net loss for the six-month period ended June 30, 1997.

Cash provided by investing activities is the result of selling marketable equity securities for net proceeds of $102,027.

Cash provided by financing activities is the result of borrowing money on a short-term basis to support its check cashing volume. The Company received and repaid $6,611,000 in borrowings from outside parties during the six-month period ended June 30, 1997. In April 1997, the Company obtained a $70,000 loan. This note payable is payable in monthly installments of principal and interest of $2,055 through April 2002. In addition, the Company received and repaid advances to officers and employees of $409,000 and $420,113, respectively.

During 1997, the Company has taken a stringent look at all aspects of the business in an effort to reduce its losses and achieve a positive cash flow position. These efforts have resulted in closing two unprofitable service locations during the six-month period ended June 30, 1997. In addition, all expense categories are evaluated on an ongoing basis and cuts made as deemed feasible.

Based on its existing working capital and ability to borrow monies on a short-term basis, the Company believes it will have sufficient resources to finance its operating requirements. In addition, the Company is evaluating various financing sources including working lines of credit, loans and equity investments to finance the Company's planned expansion.

RESULTS OF OPERATIONS

Six Month Period Ended June 30, 1997 compared to Six Month Period ended June 30, 1996

Revenues:

Revenues decreased $55,770 or 2.4% to $2,258,381 for the six-month period ended June 30, 1997 compared to revenues of $2,314,151 for the same period in 1996. This decline was primarily the result of a decrease in check cashing revenues of $118,251 which was offset by an increase in prepaid phone card sales of $60,131.

The decrease in check cashing revenues was influenced by several factors including the closure of service locations, opening of new service locations, automation of county checks, competition and employee turnover. During 1996 and early 1997, the Company closed eight service locations which resulted in a decrease in check cashing revenues of $143,977. This decrease was offset by a $148,137 increase in check cashing revenues at four service locations opened in 1996. In June 1997, the County of Los Angeles began issuing AFDC checks through existing food stamp outlets.
This change impacted our service locations which had an approximate $30,000 decrease in check cashing revenue for the month of June. The Company has one food stamp location and expects to open four more during the third and fourth quarters of 1997. The Company is going to launch an aggressive marketing campaign based on customer demands in an effort to attract new and lost customers. In addition, the Company has an ongoing hiring practice that is designed to hire and train employees who can operate a service location and provide quality customer service.

The increase in phone card revenue is the result of offering phone cards in the latter part of 1996. No revenues were earned during the six-month period ended June 30, 1996.

Operating expenses:

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses decreased $222,622 or 8.0% for the six-month period ended June 30, 1997, compared to the same period for 1996.

This decrease is primarily the result of decreases in rent, advertising, telephone and amortization expense of $90,798, $29,295, $27,558 and $21,298, respectively.

The decrease in rente expense resulted from the closure of eight service locations in 1996 and early 1997.

Advertising expense decreased as a result of reviewing the Company's existing ads and making cuts where appropriate. In addition, the Company incurred expenses associated with the grand opening of four service locations in 1996.

Telephone expense decreased as a result of changing the service provider in the latter part of 1996.

Amortization expense decreased due to certain intangible assets becoming fully amortized in 1996.

Other income (expenses)

Overall, other net expense increased $301,550 for the six-month period ended June 30, 1997 as compared to the same period in 1996. This increase is the result of increases in interest expense, loss on sale of marketable securities, robbery and nonoperating legal expense.

Interest expense increased $66,020 due to increased short-term borrowings and interest associated with capital leases entered into in the latter part of 1996.

During the second quarter of 1997, the Company sold its investment in marketable securities at a loss of $97,972.

In April 1997, the Company was robbed of $90,000 while the monies were in-transit to a service location.

During the six-month period ended June 30, 1997, the Company incurred approximately $51,000 in nonoperating legal expense.

Second Quarter Ended June 30, 1997 Compared to Second Quarter Ended
June 30, 1996

Revenues:

Revenues decreased $89,346 or 7.5% for the second quarter ended June 30, 1997 compared to the same period in 1996. This decrease was primarily the result of a decrease in check cashing revenue of $97,312 offset by an increase in prepaid phone card sales of $32,930.

See six-month results for discussion of the change in revenue.

Operating expenses:

Total operating expenses decreased $224,068 or 15.1% for the second quarter ended June 30, 1997, compared to the same period for 1996.

This decrease was primarily the result of decreases in payroll, rent, advertising, amortization and small equipment expense of $33,124, $60,536, $18,555, $14,390 and $12,323, respectively. See six-month results for discussion of decreases in rent, advertising and amortization expense.

Payroll decreased $60,752 as a result of closing eight service locations in 1996 and early 1997. This decrease was offset by an increase of $23,312 in payroll at the four service locations opened in 1996.

Small equipment expense was higher in 1996 as a result of purchasing equipment for the new service locations opened in 1996 that were below the Company's capitalized level of $200.

Other income (expenses)

Overall, net other expenses increased $277,177 for the second quarter ended June 30, 1997 as compared to the same period in 1996. See discussion of increases under the six-month results.

Economy:

Management believes that the current economic conditions have not had a significant impact on continuing operations nor will it have a significant effect on future operations.

Inflation:

Management believes that inflation has not had a significant effect on continuing operation nor will it have a significant effect on future operations.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is the defendant in a class action lawsuit filed in the United States District Court, Eastern District of California. The plaintiff in this case alleges the Company failed to pay regular and overtime wages to certain California employees in compliance with the Fair Labor Standards
Act and California Industrial Welfare Commission Order 4-89. The plaintiff further alleges that the Company failed to pay employee's accrued vacation pay, regular and overtime pay timely upon termination. Plaintiff seeks unspecified general damages, accrued interest, penalties, liquidated damages, attorneys' fees and costs on behalf of the class. The District Court has not certified a class nor is it likely that a motion for class certification will occur in the upcoming fiscal quarter.

The Company is vigorously defending itself in this case and has commenced settlement negotiations with the plaintiff.

The Company is a party to a lawsuit filed by the Company's former Chief Executive Officer and other former shareholders in the Superior Court of California, Sacramento County. The plaitiffs in this case allege the Company failed to convert preferred stock into common stock in a timely manner. During this conversion period, the common stock price per share fell and the plaintiffs are claiming damages caused by this delay. At this point, the plaintiff's have asserted damages in the amount of $500,000 for emotional distress and $1,500,000 in punitive damages.

The Company is vigorously defending itself in this case. The litigation is in the early stages and at this stage, it appears as though the rendering of a judgement against the Company for significant monetary damages is unlikely.

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

Supermail International, Inc.
(Registrant)


By   /s/ K. Lee                              Date      August 14, 1997
     -----------------------                       ----------------------
     K.Lee
     Chief Financial Officer