Form 10QSB
period 1997-09-30
SUPERMAIL INTERNATIONAL INC
filed 1997-12-19
CIK 832508

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB
(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the Quarterly Period Ended September 30, 1997
                               or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period  from___________to__________

Commission File Number 0-16894

                  SUPERMAIL INTERNATIONAL,Inc.
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

     The total number of shares outstanding of each of the
issuer's classes of common stock as of December   , 1997, was
7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by reference:
1. Portions of the Report on Form 10-KSB(SEC File No. 0-16894) dated December 31, 1996, are incorporated by reference in Part I.

Transitional Small Business Disclosure Format (check one):

                     Yes [  ]    No [X]

                Supermail International, Inc.

                     Table of Contents
                                                       Pages

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements
          Condensed Consolidated Balance Sheet at
          September 30, 1997                           3 - 4

          Condensed Consolidated Statements of Income
          Three and Nine Months Ended September 30,
          1997 and 1996                                    5

          Condensed Consolidated Statements of
          Cash Flows Nine Months Ended September 30,
          1997 and 1996                                    6

          Notes to Condensed Consolidated Financial
          Statements                                   7 - 8

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                  9 - 12

PART II.  OTHER INFORMATION                           13 -14

SIGNATURES                                                15


















          SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET


                      September 30, 1997



ASSETS

Current assets:
 Cash and equivalents                            $1,039,646
 Trade accounts receivable, less allowance
  for doubtful accounts of $414,050                 415,142
 Officer receivables                                 18,094
 Notes receivable                                   137,967
 Prepaid expenses                                   135,127
 Other current assets                                15,375
                                                -----------
    Total current assets                          1,761,351

Property and equipment, net                       1,120,940
                                                -----------

Intangible assets:
 Covenants not to compete, net                       25,844
 Goodwill, net                                      275,487
 Other intangibles, net                             231,376
                                                -----------
                                                    532,707
                                                -----------
Other                                               107,207
                                                -----------
                                                 $3,522,205
                                                ===========
See accompanying notes to consolidated financial statements.

        SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET, Continued

                       September 30, 1997

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of capitalized leases payable $       47,954
 Current maturities of note payable                        8,907
 Accounts payable                                        297,645
 Advances from officer                                     8,267
 Accrued liabilities:
     Accrued payroll, payroll taxes and benefits          86,315
     Accrued money order and money transfer
      drafts payable                                   1,310,540
     Other                                                76,941
                                                       ---------
       Total current liabilities                       1,836,569
Capitalized leases payable, net of current maturities    232,023
Note payable, net of current maturities                   57,985
Deferred income                                        1,571,898
                                                       ---------
       Total liabilities                               3,698,475
                                                       ---------
Commitments
Stockholders' equity:
 Preferred stock - no par value; authorized 50,000 shares;
     none issued and outstanding
 Common stock - par value $.06 per share; authorized
     15,000,000, issued and outstanding 7,646,853        458,811
 Additional paid-in capital                           19,204,375
 Accumulated deficit                                 (16,813,894)
                                                      ----------
                                                       2,849,292
Less receivables from officers, directors and
 others related to issuance of common stock
 - 1,107,666 shares held under notes receivable
                                                      (3,025,562)
                                                       ---------
       Total stockholders' deficit                      (176,270)
                                                       ---------
                                                      $3,522,205
                                                       =========
   See accompanying notes to consolidated financial statements.

         SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               1997         1996      1997        1996
                               ----         ----      ----        ----
Sales and commissions      $1,001,986  $1,153,030  $3,260,368 $3,467,181
Operating expenses          1,208,692   1,366,840   3,756,624  4,137,395
                            ---------   ---------   ---------  ---------
     Operating loss          (206,706)   (213,810)   (496,256)  (670,214)
                            ---------   ---------   ---------  ---------
Other income (expense):
 Interest income                  231         217         675      7,089
 Interest expense             (74,635)     (4,209)   (160,154)   (23,708)
 Other, net                   (37,927)     (9,500)   (259,130)    (1,600)
                            ---------   ---------   ---------  ---------
                             (112,331)    (13,492)   (418,609)   (18,219)
                            ---------   ---------   ---------  ---------
Loss before income taxes     (319,037)   (227,302)   (914,865)  (688,433)
Income taxes                     (600)        300         300      2,700
                            ---------   ---------   ---------  ---------
     Net loss               ($318,437)  ($227,602)  ($915,165)($ 691,133)
                            =========   =========   =========  =========
Net loss per common share      ($0.04)     ($0.03)     ($0.12)    ($0.09)
                            =========   =========   =========  =========
Weighted average common
  shares outstanding        7,646,853   7,646,853   7,646,853  7,646,853
                            =========   =========   =========  =========

   See accompanying notes to consolidated financial statements.



          SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

        Nine-Month Period Ended September 30, 1997 and 1996

                                            1997      1996
                                          -------    -------
Cash flows from operating activities:
       Net cash (used in) provided by
        operating activities           $ (847,391) $1,142,759
Cash flows from investing activities:
     Capital expenditures                 (47,027)   (435,455)
     Proceeds from sale of
      marketable securities               102,027        -
     Proceeds from disposal of assets        -          1,700
     Advances to officers                  (8,621)    (28,970)
     Increase in other long-term assets   (16,400)     (7,101)
                                           ------      ------
       Net cash provided by (used in)
         investing activities              29,979    (469,826)
                                           ------     -------
Cash flows from financing activities:
     Proceeds from advances            13,486,000   1,169,500
     Payments on advances             (13,486,000) (1,169,500)
      Advance from officers
      and employees                        459,000       -
     Payments on advances from
      officers and employees              (455,113)   (89,011)
     Proceeds from note payable             70,000       -
     Principal payments on capital
      leases and note payable              (35,706)    (8,039)
                                           -------      -----
     Net cash provided by (used in)
       financing activities                 38,181    (97,050)
                                           -------     ------
Net (decrease) increase in cash
  and cash equivalents                  $ (779,231) $ 575,883
                                           =======    =======




Supplemental Disclosures of Cash Flow Information:
  Cash paid during the nine-month period ended
   September 30, for:
     Interest                             $160,154  $  23,708
     Income taxes                         $ 10,300  $     300
  Compensation paid through issuance
   of restricted common stock             $   -     $  15,000


  See accompanying notes to consolidated financial statements


         SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all normal recurring accruals and entries necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

(2)  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1997, consists of the following:

     Equipment                                    $1,236,036
     Construction in progress                         14,250
     Leasehold improvements                        1,224,764
                                                   ---------
                                                   2,475,050
     Accumulated depreciation                      1,354,110
                                                   ---------
                                                  $1,120,940
                                                   =========



          SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)  INTANGIBLE ASSETS

Intangible assets at September 30, 1997, consists of the following:

     Covenants not to compete                        $573,063
     less accumulated amortization                    547,219
                                                      -------
                                                    $  25,844
                                                      =======

     Goodwill                                        $461,076
     Less accumulated amortization                    185,589
                                                      -------
                                                     $275,487
                                                      =======

     Other intangibles                               $363,610
     Less accumulated amortization                    132,234
                                                      -------
                                                     $231,376
                                                      =======
(4) NOTE PAYABLE

In April 1997, the Company obtained a loan for $70,000. This loan bears interest at 25% per annum and is payable in monthly installments of principal and interest of $2,055 through April 2002.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents increased $779,231 to $1,039,646 for the nine-month period ended September 30, 1997. Cash was provided by investing and financing activities of $29,979 and $38,181, respectively. Cash was used in operating activities of $847,391.

Cash provided by investing activities is the result of selling marketable equity securities for net proceeds of $102,027 offset by capital expenditures of $47,027 which relate primarily to the improvements made to four new food stamp outlets.

Cash provided by financing activities is the result of the Company borrowing money on a short-term basis to support its check cashing volume. The Company received and repaid $13,486,000 in borrowings from outside parties during the nine-month period ended September 30, 1997. In addition, the Company received and repaid advances to officers and employees of $459,000 and $455,113, respectively.

During 1997, the Company has taken a stringent look at all aspects of the business in an effort to reduce its losses and achieve a positive cash flow position. These efforts have resulted in closing two unprofitable service locations during the nine-month period ended September 30, 1997. In addition, all expense categories are evaluated on an ongoing basis and cuts made as deemed feasible.

Based on its ability to borrow monies on a short-term basis, the Company believes it will have sufficient resources to operate. However, to maintain and grow the business, additional capital is necessary. The Company is negotiating a $600,000 to $1,000,000 loan or line of credit and is working on a $2,000,000 preferred stock offering. Subsequent to September 30, the Company has obtained short-term loans totaling $500,000 which are to repaid from proceeds of the permanent financing once received. Proceeds from this debt and equity financing will be used for working capital and planned expansion.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 1997 compared to Nine-
Month Period ended September 30, 1996

Revenues:

Revenues decreased $206,813 or 5.9% to $3,260,368 for the nine-month period ended September 30, 1997 compared to revenues of $2,467,181 for the same period in 1996. This decline was primarily the result of a decrease in check cashing, money transfer and lobby phone revenue of $192,618, $53,110, and $39,432, respectively, which was offset by an increase in prepaid phone card sales of $87,220.

The decrease in check cashing revenues was influenced by several factors including the closure of service locations, opening of new service locations, automation of county checks, and competition. During 1996 and early 1997, the Company closed eight service locations which resulted in a decrease in check cashing revenues of $185,085. This decrease was offset by a $208,042 increase in check cashing revenues at four service locations opened in 1996. In June 1997, the County of Los Angeles began issuing AFDC checks through existing food stamp outlets.
This change impacted our service locations which have experienced a 20 -30% decrease in check cashing revenue for the period June through September 1997. The Company has three food stamp locations and expects to open two more during the fourth quarter of 1997.
The Company is going to launch an aggressive marketing campaign based on customer demands in an effort to increase its customer base.

Money transfer revenues have decreased due to a decrease in deferred income amortization. In 1996, the Company was amortizing the old and new MoneyGram contracts, whereas in 1997, only the new contract was being amortized.

Lobby phone revenues have been declining due to the increased sale of prepaid phonecards.

The increase in phone card revenue is the result of offering phone cards in the latter part of 1996.

No revenues were earned during the nine-month period ended
September 30, 1996.

Operating expenses:

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses decreased $380,771 or 9.0% for the nine-month eriod ended September 30, 1997, compared to the same period for 1996.

This decrease is primarily the result of decreases in rent, telephone, payroll, amortization, bad debts, shareholder relations, office expense, bank charges and contract services expense of $136,826, $48,616 $38,023, $34,716, $24,494, $21,750,
$20,549, $20,136 and $20,091, respectively.

The decrease in rent expense resulted from the closure of eight service locations in 1996 and early 1997.

Telephone expense decreased as a result of changing the service provider in the latter part of 1996.

Payroll decreased $132,922 as a result of closing eight service locations in 1996 and early 1997.

This decrease was offset by an increase of $113,377 in payroll
at the four service locations opened in 1996.   The remainder of
the decrease is a result of staffing changes which has reduced overtime.

Amortization expense decreased due to certain intangible assets becoming fully amortized in 1996.

Bad debt and bank charges have decreased due to the decrease in checks cashed. In addition, in 1996, the Company changed its banking relations and has experienced an overall decrease in bank charges relative to the prior bank.

Shareholder relations expense decreased as a result of discontinuing the use of outside public relation consultants in 1996.

Office expense has decreased as a result of monitoring expenses by store and controlling purchases at the corporate headquarters.

Contract services decreased as a result of discontinuing the use of two outside computer consultants.

Other income (expenses)

Overall, other net expenses increased $400,390 for the nine-month period ended September 30, 1997 as compared to the same period in 1996. This increase is the result of increases in interest expense, loss on sale of marketable securities, robbery and nonoperating legal expense.

Interest expense increased $136,446 due to increased short-term borrowings and interest associated with capital leases entered into in the latter part of 1996.

During the second quarter of 1997, the Company sold its investment in marketable securities at a loss of $97,972.

In April 1997, the Company was robbed of $90,000 while the monies were in-transit to a service location. This robbery is still under investigation and may be recoverable from the Company's insurance carrier if employee dishonesty is ascertained.

During the nine-month period ended September 30, 1997, the Company incurred approximately $70,000 in nonoperating legal expense associated with three lawsuits.

Third Quarter Ended September 30, 1997 Compared to Third Quarter
Ended September 30, 1996

Revenues:

Revenues decreased $151,044 or 13.1% for the third quarter ended September 30, 1997 compared to the same period in 1996. This decrease was primarily the result of decreases in check cashing, money transfer and lobby phone revenues of $74,368, $68,326 and $21,468, respectively.

See nine month-results for discussion of the change in revenue.

Operating expenses:

Total operating expenses decreased $158,148 or 11.6% for the third quarter ended September 30, 1997, compared to the same period for 1996.

This decrease was primarily the result of decreases in payroll, rent, telephone and amortization expense of $46,603, $46,028, $21,058 and $13,418, respectively. See nine-month results for discussion of decreases in rent, telephone and amortization expense.

Payroll decreased $33,390 as a result of closing eight service locations in 1996 and early 1997 and $28,758 from the reduction of administrative staff. These decrease was offset by an increase of $23,530 in payroll at the four service locations opened in 1996.

Other income (expenses)

Overall, net other expenses increased $98,839 for the third quarter ended September 30, 1997 as compared to the same period in 1996. See discussion of increases related to interest and legal expense under the nine-month results.

Economy:

Management believes that the current economic conditions have not had a significant impact on continuing operations nor will it have a significant effect on future operations.

Inflation:

Management believes that inflation has not had a significant effect on continuing operation nor will it have a significant effect on future operations.
                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is the defendant in a class action lawsuit filed in the United States District Court, Eastern District of California. The plaintiff in this case alleges the Company failed to pay regular and overtime wages to certain California employees in compliance with the Fair Labor Standards Act and California Industrial Welfare Commission Order 4-89. The plaintiff further alleges that the Company failed to pay employees' accrued vacation pay, regular and overtime pay timely upon termination. Plaintiff seeks unspecified general damages, accrued interest, penalties, liquidated damages, attorneys' fees and costs on behalf of the class. The District Court has not certified a class, nor is it likely that a motion for class certification will occur in the upcoming fiscal quarter.

The parties have settled the case and have obtained oral approval of a settlement agreement by the Court. Following written court approval of the settlement agreement, the Company shall make payments to the plaintiffs in an amount which will not materially affect the Company.

The Company is a party to a lawsuit filed by the Company's former Chief Executive Officer and other former shareholders in the Superior Court of California, Sacramento County. The plaintiffs in this case allege the Company failed to convert preferred stock into common stock in a timely manner. During this conversion period, the common stock price per share fell and the plaintiffs are claiming damages caused by this delay.

The parties have settled the case and pursuant to the settlement, the Company shall make payments to the plaintiffs in an amount which will not materially affect the Company.

The Franklin-Lord legal proceeding described in the 1996 Form
10-KSB was settled and paid.

Item 2.     Changes in Securities.
     None

Item 3.     Defaults Upon Senior Securities.
     None

Items 4.    Submission of Matters to a Vote of Security Holders.
     None

Items 5.    Other Information.
     None

Item 6.     Exhibits and Reports on Form 8-K.
  (a) The following are filed as exhibits to the quarterly report.
       The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.
      2)    None
      4)    None
     11)    Computation of earnings per share.  See Note 1 of
            Part I, Item 1, Financial
            Statements filed with this Form 10-QSB at page 7.
     15)    None
     16)    None
     18)    None
     19)    None
     20)    None
     23)    None
     24)    None
     25)    None
     28)    None
  b)        None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Supermail International, Inc.
(Registrant)


By    /s/ K. Lee                 Date       December 19, 1997
      K.Lee
      Chief Financial Officer