Form 10KSB40
period 1997-12-31
SUPERMAIL INTERNATIONAL INC
filed 1998-04-15
CIK 832508

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB
(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]
      For the Fiscal Year Ended December 31, 1997
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]
      For the transition period from _________ to ____________

Commission File Number 0-16894
                           SUPERMAIL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 UTAH                               87-0423053
       (State of Incorporation)          (IRS Employer Identification No.)

         2201 Park Towne Circle. Suite 200. Sacramento. California 95825
                     (address of principal executive offices)

Issuer's telephone number: (916) 483-1131
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended December 31, 1997: $4,171,745
     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1998: $1,529,370
     The total number of shares outstanding of each of the Issuers's classes of common stock as of March 19, 1998, was 7,646,853 of a single class of $.06 par value per share common stock.

Documents Incorporated by Reference:
None

Transitional Small Business Disclosure Format: Yes ; No X


                        Supermail International, Inc.

                              Table of Contents
PART I
     ITEM 1      Description of Business                                     3
     ITEM 2      Description of Properties                                   5
     ITEM 3      Legal Proceedings                                           7
     ITEM 4      Submission of Matters to a Vote of Security Holders         7

PART II
     ITEM 5      Market for Common Equity and Related Stockholder Matters    8
     ITEM 6      Management's Discussion and Analysis or
                  Plan of Operation                                       8-12
     ITEM 7      Consolidated Financial Statements and Report
                  of Independent Certified Public Accountants            13-28
     ITEM 8      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       29

PART III
     ITEM 9      Directors and Executive Officers of the Registrant         30
     ITEM 10     Executive Compensation                                     31
     ITEM 11     Security Ownership of Certain Beneficial Owners and
                  Management                                                32
     ITEM 12     Certain Relationships and Related Transactions             33
     ITEM 13     Exhibits and Reports on Form 8-K                        34-36
     SIGNATURES                                                             37

                                    PART I

ITEM 1  Description of Business

General Description of Business

Supermail International, Inc. (the "Company") was incorporated in Utah on October 12, 1979. as World Wholesalers, Inc. The operations of the Company are carried out through its wholly-owned subsidiary, Supermail International of Utah, Inc. (the "Utah subsidiary").

The Company offers a wide range of non-banking financial and communication services through its 20 retail service centers. These services include check cashing, money transfer and money orders through MoneyGram and Integrated Payment Systems, food stamp distribution, and utility payments. Other services and products offered through the Company's retail outlets include telegrams, Mailgrams, telex, facsimile transmissions, overnight courier and delivery services, California lottery and lotto sales, postal services, packaging and shipping services, peso exchange, and transit ticketssales. While some services and products are not offered at every retail center, all stores provide check cashing, money transfer, money orders, utility payment collection, and electronic mail services including telegrams, Mailgrams, and facsimile. Check cashing and money transfer revenues accounted for 48% and 36%, respectively of the Company's total revenues during 1997.

The Company commenced operations with the opening of its first retail outlet in San Francisco,California, during October 1985. By the end of 1986 the Company operated eleven retail centers throughout California and in Reno, Nevada. These centers were acquired by purchasing them from existing operators and taking over Western Union turnkey locations. The Company's business during 1986 consisted primarily of electronic mail and Western Union money transfer services.

During 1987, the Company determined that the best way to increase revenues was a combination of acquisitions and additional services offered at existing retail outlets. Electronic mail and money transfer accounted for approxi-mately 90% of total revenues during 1987, thus, the Company decided it would be prudent to expand its revenues with other products and services. The Company determined that check cashing was a good complement to the existing revenue base because check cashing was similar in nature and the Company would be servicing the same customer base and utilizing existing plant and equipment. The Company started check cashing in December. 1987 at its Sacramento, California, retail outlet. As of January 1992, the Company began offering money transfer service through MoneyGram (formerly American Express). On September 12, 1995, the Company entered into a license agreement with a retail department store chain on the east coast to install kiosks in some of their stores (a kiosk is a secured portable booth). The Company opened one kiosk in February and March 1996. These kiosks provide services similar to those currently offered by the Company.

The Company continues to look for opportunities to increase its existing revenue base. The Company intends to continue its expansion in 1998 through opening or acquiring additional check cashing locations. The actual number and estimated cost of these centers depends upon the cash flow generated from operations and available financing. Locations for future centers are expected to be in high traffic suburban areas such as malls, regional shopping centers, and commercial business districts.

Description of Store Operations

As of December 31, 1997, the Company operated 20 retail service centers, 18 in California, one in Virginia and one in Maryland.

The typical service center requires about 1,200 square feet and employs an average of three people. The stores' hours are coordinated with those of other stores and shops in the vicinity. Generally, the hours are from 8 a.m. to 9 p.m., six days a week with many outlets open on Sundays from 8 a.m. to 6 p.m. The Company has five Mega-stores which are larger than the typical service center. A Mega store occupies approximately 2,000 square feet and has up to 12 teller windows. All the centers consist of a public lobby separated from the work area by a counter and a bulletproof barrier. The Company offers a variety of payment methods depending on the type of service selected by the customer. Check cashing revenues are collected by deducting the amount due from the customer's check. The Company requires money transfers, money orders, transit tickets, lottery and lotto sales, and postal service to be paid for in cash. Other products and services may be paid for using cash or credit cards.

Each of the Company's retail centers is equipped with Company leased computer hardware and software, MoneyGram (money transfer) leased computers and software, Integrated Payment Systems automatic money order dispensers, facsimile, photocopier and telex equipment.

Management and Business Conditions

The majority of the Company's senior management have all been employed by the Company since its inception and have extensive background and experience in financial and business management. The Company's district supervisors and store managers have an average of five years management experience. The Company has an extensive training program for both managers and retail store personnel. The Company makes every effort to retain and promote employees from within the organization. The Company is current with its banking permits for all store locations. No other special professional licenses or franchises are necessary to carry on the Company's current business operations. The Company is in compliance with all state and federal laws which regulate its business. The Company is not aware of any pending legislation which would materially affect the Company's business or operations.

The Company's customers consist primarily of individuals and businesses who do not regularly use banks, savings and loans, or credit unions. This market is estimated to be in excess of 25% of the United States adult population, according to the American Bankers Association. The Company does not compete with traditional financial institutions but instead competes with other check cashing companies. The Company cashes primarily payroll checks, social security checks and other government entitlement checks. The Company charges between 1.0% and 3.5% to cash a check. The average fee is less than 1.5%, which is lower than most of the Company's competition. The Company's policy is to offer its services through convenient retail locations, with fast friendly service and competitive pricing. The Company believes this positions it to effectively meet competition whenever it occurs.

The Company offers Western Union telegrams, international messages, telex and Mailgram messages on a non-contractual basis. These services are offered in accordance with tariffs filed with the Federal Communications Commission by Western Union and other Western Union policies and procedures in existence from time to time.

On December 22, 1995, the Company amended its contract with MoneyGram to offer money transfer service for an additional seven-years. This agreement provided an up-front signing bonus of $2,000,000, future incentives for opening new MoneyGram Service locations and certain other payments to the Company over the seven-year period. MoneyGram currently makes monthly payments to the Company for earned commissions on services provided to customers based upon the type of transaction performed, on a per transaction or percentage of customer fee basis as specified in the agency agreement. The agreement also provides for guaranteed minimum payments, which are paid quarterly when earned commissions do not meet the guaranteed amounts. MoneyGram furnishes the Company, at MoneyGram's expense, equipment, signage, and forms necessary for providing their services.

The Company believes that termination of this agency agreement with MoneyGram could have a material adverse effect on the Company's operations. MoneyGram money transfer service currently accounts for 36% of the Company's total revenues. MoneyGram may terminate its contract with the Company for the following reasons: if the Company fails to remit monies' due MoneyGram under the trust agreement; if there is a material adverse change in the financial condition of the Company; if the Company does not obtain MoneyGram's prior consent to any sale, merger, or transfer of ownership of the Company; or if the Company fails to comply with state or federal laws regulating the Company's business.

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

Employees

At December 31, 1997, the Company had 77 employees. Of these, 12 were full-time salaried, 60 were full-time hourly, and 5 were part-time hourly employees. Corporate headquarters employs 10 full-time salaried employees who devote all of their time to the management of the Company.
The remaining 67 employees provide financial and other related services in the Company's retail service centers. The Company plans to hire additional personnel as needed to accommodate planned growth. The employees of the Company are not subject to collective bargaining and the Company does not have a pension or other retirement plan. The Company considers its relations with its employees to be excellent.

ITEM 2  Description of Properties

The Company occupies a 4,600-square foot office at 2201 Park Towne Circle in Sacramento, California, which serves as corporate headquarters. The Company leases these premises through June 1999 at a monthly lease amount of $3,684.

The Company also holds leases for 21 service centers. The Company cannot guarantee that the lessors will renew these leases. However, it has no reason to believe that the leases will not be renewed. The Company also believes that it can find alternative locations at comparable rents Set forth below is information concerning Company locations as of December 31, 1997:


Location                   Type           Sq. Ft             Expiration

5803 N. Figueroa Street
Los Angeles, CA 90042     Leased           900                Monthly

2430 Broadway
Oakland, CA 94612         Leased         2,018               10/31/98

161 W. San Fernando Street
San Jose, CA 95113        Leased         1,500               04/30/98

110 S. El Camino Real
San Mateo, CA 94401       Leased         1,000                Monthly

2400 E. Florence Ave
Huntington Park, CA 90255 Leased         1,850               01/31/99

11009 Burbank Blvd., #123
No. Hollywood, CA 91601   Leased           808                Monthly

6371 Selma Avenue
Hollywood, CA 90028       Leased         1,203               08/01/98

6219 Van Nuys Blvd.
Van Nuys, CA 91401        Leased         1,200                Monthly

3970 University Avenue
Riverside, CA 92501       Leased         1,210                Monthly

11849 Braddock Drive
Culver City, CA 90230     Leased           736                Monthly

6740 Reseda Blvd., #A
Reseda, CA 91335          Leased         2,365               09/10/00

6320 S. Compton Avenue
Los Angeles, CA 90001     Leased           600                Monthly

2688 E. Florence Avenue
Huntington Park, CA 90255 Leased         1,750               09/15/98

231 East 17th Street
Santa Ana, CA 92706       Leased         1,246               02/01/00

1706 Long Beach Blvd.
Long Beach, CA 90813      Leased (1)     1,306               12/14/98

260 S. Normandie Avenue
Los Angeles, CA 90004     Leased           982               04/30/99

7201 S. Pacific Blvd.
Huntington Park, CA 90004 Leased         1,600               01/31/01

10167 Folsom Blvd.
Rancho Cordova, CA 95670  Leased         1,200                Monthly

111 W. Pacific Coast Hwy., #D
Wilmington, CA 90744      Leased         1,154               11/18/98

6751 Wilson Blvd.
Falls Church, VA 22042    Leased           400                Monthly

9033 Central Avenue
Capitol Hts., MD 20784    Leased           400                Monthly

(1)  Closed store still under lease.

ITEM 3  Legal Proceedings

None.

ITEM 4  Submission of Matters to a Vote of Security Holders

None.

                                 PART II

ITEM 5  Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on The NASDAQ OTC Bulletin Board under the symbol SPML. The following table sets forth by quarter the high and the low prices reported by the "real-time" sales and price information system of the NASDAQ Small-Cap Market and NASDAQ Trading and Market Services of the Company's common stock for 1997 and 1996.

                            MARKET INFORMATION
                                         Price per Share
       1997                     High                         Low
First Quarter                  $0.35                        $0.20
Second Quarter                  0.45                         0.16
Third Quarter                   0.95                         0.31
Fourth Quarter                  0.84                         0.32

       1996                     High                         Low
First Quarter                  $1.05                        $0.14
Second Quarter                  0.57                         0.28
Third Quarter                   0.73                         0.40
Fourth Quarter                  0.45                         0.18

Holders

As of December 31, 1997, there were 2,923 stockholders of record. However, based upon information supplied by the Company's transfer records, brokers and nominees with respect to shares held in street name, the Company calculates it has approximately 5,000 total shareholders.

Dividends

The Company has not declared or paid any dividends on its common stock. The Company plans to reinvest any earnings toward continued expansion efforts at this time.

ITEM 6  Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased $843,607 to $975,270 as of December 31, 1997 compared to $1,818,877 for the same period in 1996. Cash was used in operating activities of $1,249,426 and provided by investing and financing activities of $59,713 and $346,106, respectively.

Cash provided by investing activities is the result of selling marketable equity securities for net proceeds of $102,027 offset by capital expenditures of $50,038 which relate primarily to the improvements made to four new food stamp outlets.

Cash provided by financing activities is the result of the Company borrowing money on a short-term basis to support its check cashing volume. The Company received and repaid $18,696,146 and $18,346,002, respectively, in borrowings from outside parties during the year ended December 31, 1997. In addition, the Company received and repaid advances to officers and employees of $471,000 and $458,097, respectively.

During 1997 and early 1998, the Company has taken a stringent look at all aspects of the business in an effort to reduce its losses and achieve a positive cash flow position. These efforts have resulted in closing two unprofitable service centers in 1997 and one in early 1998. In addition, the Company has reduced expenses. All expense categories are being evaluated and the Company has already taken steps to reduce its major expenses such as payroll for 1998. Other expenses will be evaluated on an ongoing basis to make cuts as deemed feasible in order to achieve positive cash flow and profit in 1998.

Based on its ability to borrow monies on a short-term basis, the Company believes it will have sufficient resources to operate. However, to maintain and grow the business, additional capital is necessary. The Company is currently evaluating various financing arrangements including: 1) a $1,050,000 note payable, $300,000 revolving line of credit and $1,650,000 in preferred stock, and 2) $1,500,000 equity and $2,000,000 convertible debenture offering. Subsequent to December 31, 1997 the Company received net proceeds of $308,000 from 10% Series A Senior Subordinated Convertible Redeemable Debentures with a face amount of $437,500 due December 31, 1999. Proceeds from this and future debt and equity financing will be used for working capital and planned expansion.

RESULTS OF OPERATIONS (1997 AS COMPARED TO 1996)

Revenues

Revenues decreased $373,263 or 8.2% to $4,171,745 for the year ended December 31, 1997, compared to revenues of $4,545,008 for the year ended December 31, 1996. This decrease was the result of decreases in check cashing, lobby phone and money transfer revenues of $293,355, $67,882 and $64,558, respectively, offset by an increase in phone card revenues of $70,424.

The decrease in check cashing revenues was influenced by several factors including the closure of service locations, opening of new service locations, automation of county checks and competition. During 1996 and early 1997, the Company closed eight service locations which resulted in a decrease in check cashing revenues of $205,567. This decrease was offset by a $228,631 increase in check cashing revenues at four service locations opened in 1996. In June 1997, the County of Los Angeles began issuing Aid for Families with Dependent Children checks through existing food stamp outlets. This change has impacted our service locations which have experienced an average decrease of 25% in check cashing revenue for the period June through December 1997. The Company has three food stamp location as of December 31, 1997 and opened two more in January 1998. The Company anticipates increases in check cashing revenues at these new food stamp locations which will offset decreases experienced by the other stores. The Company is going to launch an aggressive marketing campaign based on customer demands in an effort to increase its customer base.

Lobby phone revenues have been declining due to the increased sale of prepaid phone cards.

Money transfer revenues have decreased due to a decrease in deferred income amortization. In 1996, the Company was amortizing the old and new MoneyGram contracts, whereas in 1997, only the new contract was being amortized.

The increase in phone card revenue was the result of offering phone cards for a full year in 1997 versus three months in 1996.

Operating Expenses

Operating expenses consist of costs of providing services (cost of sales) and general and administrative expenses. Total operating expenses decreased $567,869 or 10.3% for the year ended December 31, 1997, compared to 1996.

This decrease was primarily the result of decreases in rent, shareholder relations, telephone, payroll, amortization, advertising, office expense, contract services and bad debt expense of $163,111, $77,891, $67,662, $49,350, $47,129, $46,563, $34,121, $31,299 and $31,114, respectively.

The decrease in rent expense resulted from the closure of eight service locations in 1996 and early 1997 and the reduction of rent at the corporate office. This decrease is offset by an increasein rent at new stores opened in 1996.

Shareholder relations expense decreased as a result of discontinuing the use of outside public relation consultants in 1996.

Telephone expense decreased as a result of changing the service provider in the latter part of 1996.

The decrease in payroll expense of $49,350 was the result of a decrease of $147,004 related to the closure of eight service locations in 1996 and early 1997. This decrease was offset by an increase of $119,564 in payroll at the
four service locations opened in 1996.   The remainder of the decrease is a
result of staffing changes and reduced overtime.

Amortization expense decreased due to certain intangible assets becoming fully amortized in 1996.

Advertising costs have decreased as a result of the Company reducing their ad space in all local phone books. This reduction stemmed from MoneyGram changing its co-op advertising program.

Office expense has decreased as a result of monitoring expenses by store and controlling purchases at the corporate headquarters.

Contract services decreased as a result of discontinuing the use of two outside computer consultants.

Bad debt expense has decreased as a direct result of the decrease in checks cashed.

Other Income (Expenses)

Overall, other net expenses increased $1,016,757 for the year ended December 31, 1997 as compared to 1996. This increase is the result of increases in interest expense, loss on sale of marketable securities, write-off of intangible assets, write-off of notes receivable, robbery and nonoperating legal expense.

Interest expense increased $208,263 due to increased short-term borrowings and interest associated with capital leases entered into in the latter part of 1996.

During the second quarter of 1997, the Company sold its investment in marketable securities at a loss of $97,972.

The Company wrote-off $460,731 in organization costs and goodwill associated to projects and acquisitions which have had their future viability impaired.

The Company wrote-off two notes receivable totaling $137,967 as they were deemed uncollectible.

In April 1997, the Company was robbed of $90,000 while the monies were in-transit to a service location. This robbery is still under investigation and may be recoverable from the Company's insurance carrier if employee dishonesty is ascertained. The timing, amount and probability of insurance recovery payments, if any, is uncertain.

The Company incurred $191,935 in nonoperating legal expense associated with the settlement of three lawsuits.

YEAR 2000

During 1997, the Company installed a Point-of-Sale System at all of its service locations. This system is Year 2000 compliant. The Company's accounting System will be replaced in 1998 to be Year 2000 compliant at a minimal cost.

ITEM 7 Consolidated Financial Statements and Report of Independent Certified Public Accountants



         Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Supermail International, Inc.

We have audited the accompanying consolidated balance sheet of Supermail International, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supermail International, Inc. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,090,740 during the year ended December 31, 1997, and, as of that date, the Company's current liabilities exceeded its current assets by $778,661 and its total liabilities exceeded its total assets by $1,321,845. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 6, 1998

                 SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                             December 31, 1997


                                   ASSETS

Current assets:
  Cash and equivalents                                      $   975,270
  Trade accounts receivable, less allowance for
    doubtful accounts of $508,914                               253,250
  Prepaid expenses                                              220,935
  Other current assets                                           24,442
                                                             ----------
                     Total current assets                     1,473,897
                                                             ----------

Property and equipment, net                                   1,013,974
                                                             ----------
Intangible assets:
 Covenants not to compete, net                                   22,969
 Other intangibles, net                                          28,515
                                                             ----------
                                                                 51,484
                                                             ----------
Other                                                           186,429
                                                             ----------
                                                            $ 2,725,784
                                                             ==========









      See accompanying notes to consolidated financial statements.

                    SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEET, continued

                                 December 31, 1997

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current maturities of capitalized leases payable             $  64,055
 Current maturities of notes payable, including
  significant portion to related party                           78,933
 Accounts payable                                               622,325
 Advances from officer                                           37,283
 Advances from others                                           350,144
 Accrued liabilities:
   Accrued payroll, payroll taxes and benefits                   99,325
   Accrued money order and money transfer drafts payable        936,457
   Other                                                         64,036
                                                              ---------
                   Total current liabilities                  2,252,558

Capitalized leases payable, net of current maturities           201,509
Notes payable, net of current maturities, including
 significant portion to related party                            98,625
Deferred income                                               1,494,937
                                                              ---------
                   Total liabilities                          4,047,629

Commitments (Notes 7 and 11)

Stockholders' deficit:
   Preferred stock - no par value; authorized 50,000 shares;
     None issued and outstanding
  Common stock - par value $.06 per share; authorized
     15,000,000;issued and outstanding 7,646,853                458,811
  Additional paid-in capital                                 19,234,375
  Accumulated deficit                                       (17,989,469)
                                                            -----------
                                                              1,703,717
Less receivables from officers, directors and others
 related to issuance of common stock - 1,107,660 shares
 held under notes receivable                                 (3,025,562)
                                                             ----------
                 Total stockholders' deficit                 (1,321,845)
                                                             ----------
Total liabilities and stockholders' deficit                $  2,725,784
                                                             ==========
        See accompanying notes to consolidated financial statements.

                   SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Years Ended December 31, 1997 and 1996

                                               1997               1996
                                              ------             ------
Sales and commissions                      $ 4,171,745         $ 4,545,008
Operating  expenses                          4,933,216           5,501,085
                                             ---------          ----------
          Operating loss                      (761,471)           (956,077)
                                             ---------          ----------
Other income (expense)
  Interest income                                  918               7,307
  Interest expense, including interest
   to related parties of $46,323 and
   $3,282 for 1997 and 1996, respectively.    (249,081)            (40,818)
  Loss on disposal of assets                  (605,469)           (251,961)
  Other, net                                  (474,537)            (25,940)
                                             ---------          ----------
                                            (1,328,169)           (311,412)
                                             ---------          ----------
          Loss before income taxes          (2,089,640)         (1,267,489)
                                             ---------          ----------

Income taxes                                    (1,100)            (12,700)
                                             ---------          ----------

          Net loss                         $(2,090,740)        $(1,280,189)
                                             =========          ==========
Basic loss per share                       $     (0.27)        $     (0.17)
                                             =========          ==========
Diluted loss per share                     $     (0.27)        $     (0.17)
                                             =========          ==========

Weighted average common shares outstanding   7,646,853           7,646,853
                                             =========          ==========







           See accompanying notes to consolidated financial statements

                  SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                      Years ended December 31, 1996 and 1997

                       Common Stock
                     Number of              Additional     Accumulated    Notes
                      Shares   Par Value  Paid-in Capital    Deficit   Receivable   Total

Balance at
 December 31, 1995    7,607,177 $456,430  $19,191,756  $(14,618,540) $(3,025,562)  $2,004,084
Stock issued in lieu
 of cash compensation    39,676    2,381       12,619                                  15,000
Net loss                                                 (1,280,189)               (1,280,189)
                      --------- --------   ----------   ------------  -----------  ----------
Balance at
 December 31, 1996    7,646,853  458,811   19,204,375   (15,898,729)  (3,025,562)     738,895
Stock options in lieu
 of cash  compensation                         30,000                                  30,000
Net loss                                                 (2,090,740)                (2,090,740)
                      --------- --------   ----------   -----------   -----------  -----------
Balance at
 December 31, 1997    7,646,853 $458,811  $19,234,375  $(17,989,469) $(3,025,562)  $(1,321,845)
                      ========= ========   ==========   ===========   ===========  ===========








             See accompanying notes to consolidated financial statements.

                    SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Years Ended December 31, 1997 and 1996

                                                       1997          1996
                                                     --------      --------
Cash flows from operating activities:
 Net loss                                       $  (2,090,740)  $ (1,280,189)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                      331,398        344,596
   Loss on disposal of assets                         605,469        234,772
   Loss on write-off of notes receivable              137,967           --
   Issuance of stock options or common stock
      for services rendered                            30,000         15,000
   Change in assets and liabilities:
     Decrease in trade accounts receivable             38,007         14,789
     Decrease (increase) in prepaid expenses           25,837        (79,203)
     Decrease (increase) in other current assets        2,711         (7,108)
     Increase (decrease) in accounts payable          415,010         (4,949)
     Increase in accrued payroll, payroll
       taxes and benefits                               1,688          6,436
     Decrease in accrued drafts payable              (428,556)      (724,819)
     (Decrease) increase in other accrued liabilities    (371)         2,116
     (Decrease) increase in income taxes payable      (10,000)        10,000
     (Decrease) increase in deferred income          (307,846)     1,680,683
                                                      -------      ---------
       Net cash (used in) provided by
        operating activities                       (1,249,426)       212,124
                                                    ---------      ---------
Cash flows from investing activities:
   Proceeds on sale of marketable
    securities and assets                             102,027          1,700
   Collection on note receivable                       16,033           --
   Capital expenditures                               (50,038)      (463,889)
   Advances collected from (made to) officers
     and directors, net                                 9,473         (9,194)
   Increase in other long-term assets                 (17,782)        (5,172)
                                                    ---------       --------
       Net cash provided by (used in)
        investing activities                           59,713       (476,555)
                                                    ---------       --------
Cash flows from financing activities:
   Proceeds from short-term borrowings             18,696,146      2,519,500
   Repayment of short-term borrowings             (18,346,002)    (2,519,500)
   Proceeds from advances from officers and employee  471,000           --
   Payments on advances from officers and employee   (458,097)       (96,144)
   Proceeds from note payable                          70,000           --
   Principal payments on debt                         (86,941)       (35,857)
                                                   ----------      ---------
       Net cash provided by (used in)
        financing activities                          346,106       (132,001)
                                                   ----------      ---------
Net decrease in cash and equivalents                 (843,607)      (396,432)
Cash and equivalents at beginning of year           1,818,877      2,215,309
                                                   ----------      ---------
Cash and equivalents at end of year               $   975,270    $ 1,818,877
                                                   ==========      =========


          See accompanying notes to consolidated financial statements

                    SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(b)  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,090,740 during the year ended December 31, 1997, and, as of the date, the Company's current liabilities exceeded its current assets by $778,661, its total liabilities exceeded its total assets by $1,321,845, and it had an accumulated deficit of $17,989,469. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to meet its financing requirements and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

 * The Company has closed three unprofitable stores in 1997 and the beginning of 1998,
 *   The Company has reduced salaries in 1998, and
 * The Company is currently negotiating with investors to obtain additional debt and equity capital.

(c)  Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                  SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                   TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(d)  Property and Equipment

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

(e)  Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

(f)  Net Loss Per Share

For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated using the meth-odologies of SFAS No. 128. Since the Company had a net loss for 1997 and 1996, any stock options, warrants, or other common stock equivalents outstanding were antidilutive. Accordingly, basic earnings per share and diluted earnings per share are the same.

(g)  Reclassifications

Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

(h)  Cash and Equivalents

Cash and equivalents include cash on hand and cash in banks. Cash equivalents are considered to be all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase.


                   SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                    TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i)  Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capitalized lease obligations also approximate fair value because current interest rates offered to the Company for similar debt and leases are substantially the same.

(j)  Recently Issued Accounting Pronouncement

SFAS No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial position or results of operations.

(2)  RELATED PARTY TRANSACTIONS

During 1997, the Company received and repaid advances from officers and employees totaling $471,000 and $458,097, respectively. These advances have no specific repayment terms and carry interest rates at 25% per annum. Of the $37,283 balance owed at December 31, 1997, an officer has the option to convert $33,283 into restricted common stock at $0.03 per share. In addition, advances to officers decreased $9,473 in 1997. Interest expense to related parties for the year ended December 31, 1997 and 1996 totaled $46,323 and $3,282, respectively. As more fully described in Note 8, the Company is obligated under a note payable totaling $64,867 to the parents of officers of the Company.

(3)  SIGNIFICANT SUPPLIER

The Company's money transfer services have been provided through one supplier during 1997 and 1996. Services provided through this supplier resulted in commissions of approximately $1,515,000 and $1,579,000 for 1997 and 1996, respectively, and a corresponding receivable of approximately $215,000 at December 31, 1997.

Money transfer revenues constituted 36% and 35% of total revenues during 1997 and 1996, respectively. Under the terms of the agreement, the Company's money transfer supplier may terminate the agency agreement for the following reasons: if the Company fails to remit monies due under the trust agreement;
if there is a material adverse change in the financial condition of the Company; if the Company does not obtain the supplier's prior consent to any sale, merger, or transfer of ownership of the Company; or if the Company fails to comply with state or federal laws which regulate the Company's business. Termination of this agreement could have a material adverse effect on the Company's operations. As permitted by the agreement, the Company commingles trust funds held for the money transfer supplier with its own funds. As a result, a substantial portion of the cash balance is held in trust for payment of amounts due the money transfer supplier at December 31, 1997. In the ordinary course of business, this amount is settled within a few business days.

                   SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                    TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1997 consisted of the following:

                                                             Estimated
                                                            Useful Life
                                                            -----------
   Equipment                           $ 1,237,928          3 - 10 years
   Leasehold improvements                1,151,265          5 - 12 years
   Construction in progress                 14,250
                                         ---------
                                         2,403,443
   Less accumulated depreciation
     and amortization                    1,389,469
                                         ---------
                                       $ 1,013,974
                                         =========

Depreciation expense in 1997 and 1996 was $249,688 and $215,504, respectively.

(5)  INTANGIBLE ASSETS

   Intangible assets at December 31, 1997 consisted of the following:

                                                            Amortization
                                                               Period
                                                            ------------
   Covenants not to compete               $ 573,063         5 - 10 years
   Less accumulated amortization            550,094
                                            -------
                                          $  22,969
                                            =======
   Food stamp contract                    $  50,000         14 years
   Beneficial leases                         37,525         9 - 13 years
                                            -------
   Subtotal                                  87,525
   Less accumulated amortization             59,010
                                            -------
                                           $ 28,515
                                            =======

Amortization charged to expense in 1997 and 1996 was $81,710 and $129,092, respectively.

Covenants not to compete, food stamp contract, and beneficial leases are being amortized over the term of the contracts using the straight-line method.

During 1997, the Company wrote-off goodwill and organization cost totaling $270,030 and $190,702, respectively. These write-offs occurred as the Company determined the acquisitions or projects associated with these costs had been impaired to the extent that future recovery was in doubt.

                 SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  INCOME TAXES

As of December 31, 1997, the Company had federal and state net operating loss carry forwards of approximately $8,000,000 and $3,300,000, respectively, which expire at various amounts through 2012 and 2002, respectively.

The income tax effect of temporary timing differences between financial and income tax reporting that gives rise to a significant portion of the deferred income tax assets and liabilities at December 31, 1997, under the provisions of SFAS 109, are as follows:

                                                  Deferred Income Taxes
                                                Assets      (Liabilities)
                                               --------      -----------
Net operating loss carry forwards           $ 2,847,000
Deferred income                                 640,000
Difference between book and tax
 basis of fixed assets                          119,000
Difference between book and tax
 basis of intangible assets                                    $  (31,000)
Allowance for doubtful accounts                 218,000
                                              ---------          --------

                                              3,824,000        $  (41,000)
Less valuation allowance                      3,793,000
                                              ---------          --------
Net long-term deferred                      $    31,000        $  (31,000)
                                              =========          ========

The net change in the valuation allowance for the year ended December 31, 1997 was a decrease of $1,464,000.

Income tax expense consists of:
                                                1997            1996
                                               ------          ------
     Federal                                 $   --          $(10,000)
     State                                     (1,100)         (2,700)
                                               ------          ------
                                             $ (1,100)       $(12,700)
                                               ======          ======

The Company's state tax expense for 1997 and 1996 consisted of minimum California and Utah tax and the Company's federal tax expense for 1996 consisted of amounts due under the alternative minimum tax.

                SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                 TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(7)  LEASES

The Company is obligated under capital leases that expire at various dates during the next five years. Equipment under capital leases was $366,439 and related amortization was $74,314 as of December 31, 1997.

The Company also leases certain real estate for its corporate office and service center operations, as well as certain equipment under long-term lease agreements ranging from one to five years.

Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1997 are:

                                             Capital       Operating
                                             Leases          Leases
                                             -------        --------

          1998                            $  105,457      $  417,375
          1999                                99,811         214,114
          2000                                77,273         123,344
          2001                                71,041           6,078
          2002                                 7,991            --
                                             -------         -------
          Total minimum lease payments       361,573      $  760,911
                                                             =======
          Less: Amount representing interest
              (at 16% - 18%)                  96,009
                                             -------
          Present value of net minimum
              capital lease payments         265,564

          Less current maturities             64,055
                                             -------
                                          $  201,509
                                             =======

Rent expense under operating leases in 1997 and 1996 amounted to $610,001 and $773,112, respectively.

                 SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  NOTES PAYABLE

Notes payable at December 31, 1997 consisted of the following:

   Note payable, due July 1999, bearing interest at 8.25%, payable in monthly installments of $6,347, without collateral. $ 112,691

   Note payable, to related party due April 2002, bearing
   interest at 25%, payable in monthly installments of $2,055,
   without collateral.                                                 64,867
                                                                     -------
                                                                     177,558

   Less current maturities                                            78,933
                                                                     -------
                                                                   $  98,625
                                                                     =======
Annual maturities of notes payable for 1998, 1999, 2000, 2001 and 2002 total $100,822, $69,086, $24,655, $24,655, and $8,218, respectively.

(9)  STOCKHOLDERS' EQUITY

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

In September 1994, the Company sold 1,000,000 shares of the privately held corporation discussed above for $2.00 per share. Consideration for this sale was a $2,000,000 note receivable, bearing interest at 8% per annum; due on August 31, 1995. These notes are in default and the Company is determining its course of action. This transaction has not been accounted for in the financial statements due to the uncertainty of collection.

During 1994, the Company received $2,623,688 in cash and notes receivable, net of selling costs of $208,408 from the issuance of 1,594,250 shares of common stock valued at $ 1.75 to $2.00 per share in connection with restricted stock private placements and a Regulation S offering. Notes receivable from the Regulation S offering of $1,775,456 bearing interest at 8% per annum;
due in June 1995, are outstanding at December 31, 1997 and are shown as a reduction of Stockholders' Equity. These notes are in default and the Company is the process of canceling the shares not paid for and held by the Company's former legal counsel.

       SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 16, 1996, the Board of Directors authorized the cancellation of 2,175,000 shares of restricted common stock along with the related notes receivable and accumulated interest to certain officers, directors and employees of the Company. This transaction was reported as of November 20, 1995, the date new options were granted and cancellation of these shares was contemplated.

(b)  Incentive Compensation Plan

The 1987 Incentive Compensation Plan (the Plan) provides for granting up to 416,667 shares of common stock to key employees at an exercise price of at least the fair market value at the time of grant. Options granted expire five years from date of grant. The Plan has 11,667 shares which are reserved and ungranted as of December 31, 1997. All stock options outstanding are exercis-able at December 31, 1997.

(c)  Other Options

On November 20, 1995, the Company's Board of Directors approved the grant of a two-year option to purchase 2,820,000 shares of common stock to certain officers, directors and employees at $0.13 per share, the bid price on the date of grant. Said options, when exercised will be subject to nonrecourse promissory notes, and the related shares will be registered under an S-3 registration statement or other registration as recommended by legal counsel. As of December 31, 1997, no options were exercised.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. The Company did not issue any options to employees in 1997 or 1996, and the options issued in 1995 vested immediately, therefore, the proforma disclosure that is required to be presented in accordance with SFAS No. 123 is not applicable for the years ended December 31, 1997 and 1996.

During 1997, the Company granted an option to a consultant to purchase 500,000 shares of the Company's common stock at $0.23, the bid price at the close of business on June 20, 1997. These options have been valued at $30,000 which was based on the value of the consulting services to be provided

                  SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                    TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 22, 1994, The Company's Board of Directors approved the grant of an option to purchase 100,000 shares of restricted common stock to each of the three new board members at $3.00 per share, the market price on the date of grant. These options are exercisable for a five-year period commencing November 22, 1994. As of December 31, 1997, no options were exercised.

(10) DEFERRED INCOME

On December 22, 1995, the Company amended its agreement with MoneyGram to offer money transfer services. This amendment extended the term of the original agreement for seven years beginning in 1996. As consideration for signing this amendment, the Company received an up-front signing bonus of $2,000,000, and certain guaranteed payments and future incentives for opening new MoneyGram service locations over the term of the agreement. During the third quarter of 1996, the Company received $150,000 in new store bonuses. The signing and new store bonuses are being amortized over the life of the agreement on a straight-line basis. The other terms and conditions in the original agreement, as described in Note 3, remain the same.

(11) COMMITMENTS

(a)  Employment Contracts

The Board of Directors approved employment agreements for certain key officers and employees ranging from one to five years. These proposed agreements provide for minimum annual compensation of $340,000 and bonuses to be determined by the compensation committee. The Company is in the process of finalizing the agreements.

On December 1, 1988, the Company entered into a deferred compensation agreement with the Company's Chief Executive Officer (CEO). Under terms of the agreement, upon retirement from active and daily employment following her sixty-fifth birthday, the Company will pay as deferred compensation for past services rendered to the Company the amount of $134,508 payable in ten equal installments. The liability will be funded by a split-dollar life insurance policy on her life. The yearly premium is withheld from her established salary and paid by the Company directly. She will be obligated to repay the Company the guaranteed cash surrender value (CS), and the Company will retain collateral assignment of the CS. CS of the policy based upon industry annuity tables will equal the deferred compensation due to the Company's CEO at age
65. Accruals are made currently under the terms of the agreement.

(b)  Litigation

The Company is subject to legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

                 SUPERMAIL INTERNATIONAL, INC. AND SUBSIDIARY NOTES
                  TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental disclosures of cash flow information:

Cash paid during the year for:
                                                1997             1996
                                               ------           ------
Interest                                  $   249,081       $   40,818
Income taxes                              $    10,300       $    2,700

Supplemental schedule of noncash investing and financing activities:

The Company granted stock options to an outside consultant during 1997 valued at $30,000.

The Company financed its 3-year crime insurance policy in 1997. Total amount financed was $147,488.

The Company acquired equipment under capital leases during 1996 totaling
 $315,852.

(13) OTHER, NET

Other, net, for the years ended December 31, 1997 and 1996 consisted of the following:

                                            1997             1996
                                           ------           ------
Nonoperating legal settlements
 and costs                             $ (191,935)      $  (13,356)
Loss on robberies                         (76,085)           --
Consulting Costs                          (91,115)          (1,000)
Loss on write-off of notes receivable    (137,967)           --
Other                                      22,565          (11,584)
                                          -------          -------
                                        $(474,537)      $  (25,940)
                                          =======          =======
During 1997, the Company incurred a loss on disposal of assets totaling $605,469. This loss relates to the write-off goodwill, organization costs and equipment totaling $270,030, $190,702 and $46,765, respectively, and a loss on sale of marketable securities of $97,972.

(14) CONCENTRATION OF CREDIT RISK

The Company has a large number of customers in each category of revenues. Returned checks pose the largest credit risk for the Company. In 1997, the Company cashed approximately 41,000 checks totaling approximately $13,000,000 each month. The Company maintains surplus cash balances in two separate banks. At December 31, 1997, the Company has balances of approximately $482,000 in excess of the $100,000 insurance amount provided by the Federal Deposit Insurance Corporation (FDIC). In order to mitigate credit risk, the majority of the Company's surplus cash balances are carried in one of California's largest banks.

(15) SUBSEQUENT EVENT

In the latter part of January and early February 1998, the Company received net proceeds of $308,000 from 10% Series A Senior Subordinated Convertible Redeem-able Debentures (Debenture) with a face amount of $437,500 due December 31, 1999. Interest is at a rate of 10% per annum due and payable quarterly commen-cing March 31, 1998. The Holder of the Debenture is entitled, at its option, at any time commencing 45 days after the close of the offering to convert 50% of the principal face amount and after 75 days to convert all or any of the prin-cipal face amount into shares of common stock of the Company, at a conversion price for each share of common stock equal to the lower of (a) 80% of the closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company of notice of conversion or (b) 80% of the average of the closing bid price of the common stock for the five (5) business trading days immediately preceding the closing date as reported by the National Association of Securities Dealers.

ITEM 8  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure

                None

                                    PART  III
ITEM 9  Directors and Executive Officers of the Registrant
The following is a list of Company directors who have served during the periods indicated as provided below:
                                                                   Director
Name                     Age   Position with the Company             Since
Bradley D. Cox            35   Director                               1991
John J. Feliz             39   Director                               1995
Kurt Lee                  37   Chief Financial Officer                1995
Umberto Umbertino         39   Director, President and Chief          1993
                                Operating Officer
Christine A. Umbertino    42   Director, Chairperson of the Board     1985
                                and Chief Executive Officer
Mercedes Veiga            45   Director, Senior Vice President        1995
                                and Secretary

Information About Individual Directors:

BRADLEY D. COX, age 35, has been a Director of the Company since February 1991. He is currently active as President of MC Consulting Group, a retail spa and sauna company in San Mateo, California. Mr. Cox is also active as owner of Paradise Valley Group, an export and trading company conducting business in the United States and Japan.

JOHN J. FELIZ, age 39, has been a Director of the Company since November 1995. He has been a Space Planner with the State of California Office of Real Estate and Design in Sacramento, Ca since 1990 and also the proprietor of Feliz Interior since 1989. He is a graduate of Interior Architecture from the University of Oregon in 1983. He taught at the University of Oregon, School of Architecture and is presently a professor at American River College in Sacramento, California.

KURT LEE, age 37, has been the Chief Financial Officer of the Company since December 1, 1995. Prior to joining the Company, he was a senior manager with a public accounting firm. Mr. Lee is a licensed CPA in the state of California since 1986 and is a graduate of the University of Southern California in 1983.

UMBERTO UMBERTINO, age 39, was appointed to the Board of Directors effective September 29, 1993. Mr. Umbertino was appointed President effective December 15, 1993. Mr. Umbertino has been employed by the Company since 1985 and has been Vice President in charge of Operations since 1987. Mr. Umbertino is the brother of Christine A. Umbertino.

CHRISTINE A. UMBERTINO, age 42, has been an Officer and Director of the Company since 1985. She became President and Chief Operating Officer of the Company in 1987, was elected Chief Executive Officer effective April 1, 1988 and was elected Chairperson of the Board effective September 29, 1992.

MERCEDES VEIGA, age 45, was appointed to the Board in 1995. She has been Secretary of the Company since 1987. Ms. Veiga was promoted to Senior Vice President effective December 15, 1993.

ITEM 10 Executive Compensation

                            Summary Compensation Table
                                 Annual Compensation

    Name and                              Stock (Option)      All Other
Principal Position      Year  Salary ($)      Number      Compensation (S)(l)

Christine Umbertino     1997   $177,000      --                  $5,000
 (Chairperson and Chief 1996   $172,625      --                  $5,000
Executive Officer)      1995   $162,000   1,400,000              $5,000

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

Options

On November 20, 1995, the Company's Board of Directors approved the grant of a two-year option to purchase 2,820,000 shares of common stock to certain officers, directors and employees at $0.13 per share, the bid price on the date of grant. Said options, when exercised, will be subject to nonrecourse promissory notes and the related shares will be registered under an S-3 registration statement or other registration as recommended by legal counsel. As of December 31, 1997, no options were exercised.


Directors' Compensation

The Company's directors currently serve without cash compensation. They are reimbursed for certain travel related and other out-of-pocket expenses incurred to attend Board of Directors and stockholder meetings.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 1998, regarding the share ownership of each officer director or each person who is known to the Company to have been a beneficial owner of more than 5% of any class of stock of the Company:

                                            Amount and
                                             Nature of
                Name and Address of         Beneficial       Percent of
Title of Class   Beneficial Owner            Ownership         Class

  Common        Christine A. Umbertino       1,516,667 (1)(2)   14.63%
                2201 Park Towne Circle                    (3)
                Sacramento, CA 95825

Common          Umberto Umbertino              509,267 (1)(2)    4.91%
                Director, President and                   (3)
                 Chief Operating Officer
                2201 Park Towne Circle
                Sacramento, CA 95825

Common          Bradley D. Cox                 206,904 (1)(3)    1.99%
                Director
                #12 Dockside Circle
                Redwood Shores, CA 94065

Common          John J. Feliz                   20,000 (1)(3)    .19%
                Director
                400 R Street, #500
                Sacramento, CA 95816

Common          Kurt Lee                       100,000 (1)(3)    .96%
                Chief Financial Officer
                2201 Park Towne Circle
                Sacramento, CA 95825

Common          Mercedes Veiga                 510,959 (1)(2)   4.93%
                Secretary and Senior                      (3)
                Vice President
                2201 Park Towne Circle
                Sacramento, CA 95825
                                             ---------         -----
                                             2,863,797         27.61%
                                             =========         =====

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

(3) Includes shares which may be acquired by officers and directors by exercise of options. Total shares' exercisable under options for the named persons is as follows:

     Christine Umbertino                                        1,000,000
     Umberto Umbertino                                            500,000
     Mercedes Veiga                                               500,000
     Brad D. Cox                                                  200,000
     Kurt Lee                                                     100,000
     John J. Feliz                                                 20,000

     The ownership percentages for each person listed in this note are computed by increasing the shares outstanding by the total number of such options.

ITEM 12 Certain Relationships and Related Transactions

All transactions with affiliates of the Company are on terms no less favorable than could be obtained with unaffiliated third parties.

ITEM 13 Exhibits and Reports on Form 8-K

a.   List separately all documents filed as part of the report

(a)(1)  Financial Statements                                          Pages

Independent Auditors' Report.                                            13
Consolidated Balance Sheets, December 31, 1997.                       14-15
Consolidated Statements of Operations,
  Years Ended December 31, 1997 and 1996.                                16
Consolidated Statements of Stockholders' Equity,
   Years Ended December 31, 1997 and 1996.                               17
Consolidated Statements of Cash Flows,
  Years Ended December 31, 1997 and 1996.                                18
 Notes to Consolidated Financial Statements.                          19-28

(a)(3)  Exhibits Required by Item 601 of Regulation S-K

The following are filed as Exhibits to this registration form. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits are contained in a separate bound volume of this Form 10-K.

2.      Not applicable
3.1-a   Revised Articles of Incorporation of Omicron Industries, Inc.
3.2-a   Amendment to Articles of Incorporation (changing name to Supermail
         International, Inc.)
3.3-a   Registrant's Bylaws, as amended
3.4-b   Amendment to Articles of Incorporation (effecting 6-for- 1 reverse stock split and changing par value to $0.06 per share)
4.1     Not applicable
9.      Not applicable
10.2-a  Registrant's 1987 Incentive Compensation Plan
10.8-a  Lease for 4 Embarcadero Center, Lobby Level, San Francisco,
         California 94111
10.19-a Lease for 2201 Park Towne Circle, Sacramento, California 95825
10.28-c Incentive Compensation Agreement (including detail schedule)
10.30-d Lease for 719 J Street, Sacramento, California 95814
10.31-d Lease for 161 W. San Fernando St., San Jose, California 95113
10.32-d Lease for 110 S. El Camino Real, San Mateo, California 95501
10.34-d Lease for 4035 Market Street, Riverside, California 92501
10.35-d Lease for 7020 Reseda Blvd., Reseda, California 91335
10.36-d Lease for 6318 S. Compton Ave., Los Angeles, California 90001
10.37-d Lease for 2688 E. Florence Ave., Huntington Park, California 90255 10.38-d Lease for 303 San Fernando Road, Los Angeles, California 90031
10.41-e SSGR, Inc. Purchase Agreement
10.42-e General Check Cashing Co. Limited Partnership Agreement
10.43-c Lease for 6219 Van Nuys Blvd., Van Nuys, California 91401
10.44-c Lease for 5803 N. Figueroa St., Los Angeles, California 90042
10.45-c Lease for 1883 Daly St. #104, Los Angeles, California 90031
10.46-c Lease for 461 Blossom Hill Rd. #H2, San Jose, California 95123
10.47-c Lease extension and amendment for 1777 S. Winchester Blvd.,
         Campbell, California 95008
10.48-c Exercise of option to extend lease for 303 San Fernando Road,
         Los Angeles, California 90031
10.49-c Lease for 450 Sansome Street, San Francisco, California 94111
10.50-c Lease for 231 East 17th Street, Santa Ana, California 92706
10.51-c Lease for 10167 Folsom Blvd., Rancho Cordova, California 95670
10.52-c Lease for 2800 Broadway #3, Sacramento, California 95817
10.53-c Lease for 5702 Watt Ave., North Highlands, California 95660
10.54-c Lease for 10330 Arlington Ave. #2, Riverside, California 92505
10.55-c MoneyGram Agency and Trust Agreement between Registrant and
         American Express Travel Related Services Company, Inc.
10.56-c Money Order Trust Agreement between Registrant and American Express
         Travel Related Services Company, Inc.
10.57-c Lease for 719 J Street, Sacramento, California 95814
10.58-c Lease for 110 S. El Camino Real, San Mateo, California 94401
10.59-b Amendment to lease for 11849 Braddock Drive, Culver City,
         California 90230
10.60-b Letter of agreement with J. R. Bothe & Co. regarding financial public relations services
10.61-b Amendment to lease for 10167 Folsom Blvd., Rancho Cordova,
         California 95670
10.62-f Lease for Hwy. 191 TSEYI' Shopping Center (next to Basha's),
         Chinle Arizona 86503
10.63-f Lease for 111 W. Pacific Coast Hwy. # D, Wilmington, California 90744 10.64-f Hamclo Financial Services Inc., Purchase Agreement
10.65-f Lease for 1706 Long Beach Blvd., Long Beach, California 90813
10.66-f Lease extension for 2800 Broadway # 3, Sacramento, California 95817 10.67-f Money Order Trust Agreement between Registrant and American Express
         Travel Related Services Company, Inc. for Navajo Check Cashing
10.68-f MoneyGram Agency and Trust Agreement between Registrant and American
         Express Travel Related Services Company, Inc. for Navajo Check
         Cashing
10.69-f Contract with the Navajo Nation governing Company operations on the reservation
10.70-g Exchange of stock between Ultra-Male Center, Inc. and the Company 10.71-i Lease for 260 S. Normandie Ave., Los Angeles, California 90004
10.72-i Lease for 2400 E. Florence Ave., Huntington Park, California 90255 10.73-i Lease for 3970 University Ave., Riverside, California 92501
10.74-i Lease for 2688 E. Florence Ave., Huntington Park, California 90255 10.75-i Lease for Junction Hwy 57 & Route 9, Crownpoint, New Mexico 87313 10.76-i Lease for Hwy 666, Shiprock, New Mexico 87420
10.77-i Lease for Junction Hwy 264 & Route 12, Window Rock, Arizona 86515 10.78-i Lease for Hwy 160 & Hwy 163, Kayenta, Arizona 86033
10.79-j Lease for 6740 Reseda Blvd #A&B, Reseda, California 91335
10.80-j Lease for 229 & 231 E. 17th Street, Santa Ana, California 92706
10.81-j Lease extension for 10167 Folsom Blvd, Rancho Cordova, California 95670 10.82-k Lease for 7201 S. Pacific Blvd., Huntington Park, CA 90255
10.83-k Addendum to MoneyGram Agency and Trust Agreement
11.- c  Statement re computation of per share earnings for the years ended 1991, 1990 and 1989. See page 24.
12-18.  Not applicable.
21.-h   Subsidiaries of the registrant.
23.1    Consent of Singer Lewak Greenbaum & Goldstein LLP
23-27   Not applicable.
27.1    Financial Data Schedule
28.-h   Form 8, dated September 12, 1988 - Item 6. Compensation, pages 30-31.

(b)   Reports on FORM 8-K.
         None

a    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10 filed May 4, 1988, File No. 0-16894.

h    Exhibit is incorporated by reference to the exhibit number 22 in
      Registrant's Form 8 dated September 12, 1988, File No. 0-16894.

d    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-K dated March 27, 1990, File No. 0-16894.

e    Exhibit is incorporated by reference to Exhibit 30 and Exhibit 31 in
      Registrant's Form 10-K dated March 27, 1990, File No. 0-16894.

c    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-K dated March 29, 1991, File No. 0-16894.

b    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-K dated March 30, 1993, File No. 0-16894.

f    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-K dated  April 14, 1994, File No. 0-16894.

g    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-K dated May 13, 1994, File No. 0-16894.

i    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-KSB dated June 15, 1995, File No. 0-16894.

j    Exhibit is incorporated by reference to the same exhibit number in
      Registrant's Form 10-KSB dated March 30, 1996, File No. 0-16894.

k. Exhibit is incorporated by reference to the same exhibit number in Registrant's Form 10-KSB dated March 28, 1997, File No. 0-16894.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

Supermail International. Inc.
(Registrant)

By  /s/ Christine A. Umbertino             Date       April 15, 1998
     Christine A. Umbertino
     Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Christine A. Umbertino             Date       April 15, 1998
        Christine A. Umbertino
        Chief Executive Officer and Director

By  /s/ Umberto Umbertino                  Date       April 15, 1998
        Umberto Umbertino
        President and Director

By  /s/ Kurt Lee                           Date       April 15, 1998
        Kurt Lee
        Chief Financial Officer

By  /s/ Mercedes Veiga                     Date       April 15, 1998
        Mercedes Veiga
        Director

By  /s/ John J. Feliz                      Date       April 15, 1998
        John J. Feliz
        Director

By  /s/ Bradley D. Cox                     Date       April 15, 1998
        Bradley D. Cox
        Director